Form 10QSB
period 1999-06-30
XIN NET CORP
filed 1999-09-02
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                                 CIK: 0001082603

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
June 30, 1999                                               0-26559


                                  XIN NET CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)


               Florida                                     3307251560
          ---------------                                  ----------
      (State of incorporation)                             (I.R.S. Employer
                                                           Identification No.)

          #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:(604) 632-9638


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes        No    X
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  20,975,000 common shares as of June 30, 1999

ITEM I.           FINANCIAL STATEMENTS



                                      XIN NET CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 1999 AND DECEMBER 31, 1998
                               ( Prepared by management and without audit )

Stated in U.S. dollars                                         June 30, 1999              December 31, 1998
------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash                                                     $          6,399,009  $                  336,189
  Accounts Receivable                                                                                37,376
                                                                         90,090
  Prepaid Expenses
                                                                          1,450                       2,614
  Inventory
                                                                         15,047                           -
                                                             -------------------   -------------------------
Total Current Assets                                                  6,505,596                     376,179

Property and Equipment, Net                                                                         227,427
                                                                        474,657

Other Assets
  Organizational Costs, Net
                                                                            946                         969

                                                             -------------------   -------------------------
Total Assets                                               $         6,981,199   $                 604,575
                                                             ===================   =========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued
    Liabilities                                            $            114,180  $                   20,504
  Other Advances                                                                                     20,000
                                                                              -
  Current portion of Obligation under
    Capital Lease                                   (Note 2)             30,484                           -
                                                             -------------------   -------------------------
                                                                        144,664                      40,504

Obligation under Capital Lease   (Note 2)                               184,474
                                                                                                          -

Commitments and Contingencies
                                                                              -                           -

Stockholders' Equity   (Note 3)
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 20,975,000                                  20,975                      14,075
  Additional Paid In Capital                                          6,846,090                     792,990
  Accumulated Deficit                                                 (215,004)                   (242,994)
                                                             -------------------   -------------------------
Total Stockholders' Equity                                            6,652,061                     564,071

                                                             -------------------   -------------------------
Total Liabilities and Stockholders' Equity                 $         6,981,199   $                 604,575
                                                             ===================   =========================




                                          See Accompanying Notes


                                              XIN NET CORP. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                       (Prepared by management and without audited)

                                                  Three Months Ended June 30                Six Months Ended June 30
Stated in U.S. dollars                             1999                1998                 1999                1998
---------------------------------------------------------------------------------------------------------------------------
Revenue                                            $  170,088           $  144,112          $  309,403          $  258,915
                                             -----------------   ------------------   -----------------   -----------------

Expenses
   Administration and office
                                                       38,748               13,988              58,253              26,424
   Amortization
                                                        1,842                1,265               3,746               2,558
   Business development
                                                        8,385                1,577               8,386               2,433
   Consulting and management fees
                                                       15,951                    -              25,874                   -
   Foreign exchange (gain) / loss
                                                        (261)                6,034               (261)               3,386
   Interest
                                                        1,621                  969               2,726               1,399
   Professional fees
                                                        9,411                  564              19,479                 908
   Rent
                                                        4,346                    -               6,470                   -
   Salaries and benefits
                                                       17,469               12,639              29,086              35,001
   Selling expenses
                                                      123,252               61,521             169,703             130,017
   Shareholder information, transfer
     agent and filing fees                              3,598                    -               3,598                   -
                                             -----------------   ------------------   -----------------   -----------------

                                                      224,362               98,557             327,060             202,126
                                             -----------------   ------------------   -----------------   -----------------
Operating Profit (Loss)
                                                     (54,274)               45,555            (17,657)              56,789
Other Income
   Interest
                                                       44,614                  514              45,647               1,927
                                             -----------------   ------------------   -----------------   -----------------

Net Earnings (Loss) Available to Common

Stockholders                                       $  (9,660)     $         46,069         $   27,990          $   58,716
                                                   ==========     ================         ===========         ==========

Basic Earnings (Loss) per Common Shares

(Note 4)                                            $      -             $      -            $      -            $      -
                                                    =========            =========           =========           ========

Basic Weighted Average Common Shares
Outstanding   (Note 4)
                                                  18,014,780           14,075,000          16,055,773          14,075,000
                                                  ===========          ===========         ===========         ==========

Diluted Earnings (Loss) per Common Shares

(Note 4)                                          $      -             $      -            $      -            $      -
                                                  ===========          ===========         ===========         ========

Weighted Average Common Shares Outstanding,
Assuming Dilution   (Note 4)
                                                  18,014,780           14,075,000          17,385,106          14,075,000
                                                  ===========          ===========         ===========         ==========




                                                  See Accompanying Notes



                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                  ( Prepared by management and without audit )

                                                             Three Months Ended June 30            Six Months Ended June 30
Stated in U.S. dollars                                      1999               1998                 1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net profit (loss)                                         $ (9,660)           $ 46,069             $ 27,990           $ 58,716
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                                       3,746
                                                                1,842              1,265                                   2,558
    Changes in assets and liabilities
      (Increase) Decrease in accounts
       receivable                                            (24,583)             55,366             (52,714)           (62,103)
      (Increase) Decrease in prepaid expenses                 (1,450)
                                                                                       -                1,164                  -
      Increase in inventory                                                     (11,952)             (15,047)           (14,809)
                                                                 (45)
      Increase (Decrease) in accounts payable                  14,254           (28,010)                                 (8,408)
                                                                                                       93,676
      Decrease in other advance                              (20,000)                                (20,000)
                                                                                       -                                       -
                                                        --------------    ---------------      ---------------    ---------------
                                                             (39,642)                                                   (24,046)
                                                                                  62,738               38,815
                                                        --------------    ---------------      ---------------    ---------------

Cash flows from investing activities
  Purchases of property and equipment                       (230,708)            (2,657)            (250,953)           (41,473)

Cash flows from financing activities
  Increase in obligation under capital lease                  214,958                                 214,958
                                                                                       -                                       -
  Issuance of common stock                                      6,900                                   6,900
                                                                                       -                                       -
  Issuance of additional paid in capital                    6,053,100                               6,053,100
                                                                                       -                                       -
                                                        --------------    ---------------      ---------------    ---------------
                                                            6,274,958                               6,274,958
                                                                                       -                                       -
                                                        --------------    ---------------      ---------------    ---------------

Increase (Decrease) in cash and cash equivalents
                                                            6,004,608             60,081            6,062,820           (65,519)

Cash and cash equivalents - beginning of period
                                                              394,401            211,766              336,189            337,366

                                                        --------------    ---------------      ---------------    ---------------
Cash and cash equivalents - end of period                  $6,399,009          $ 271,847           $6,399,009          $ 271,847
                                                           ===========         ==========          ===========         =========



                             See Accompanying Notes



                                              XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE  SIX-MONTH  PERIOD ENDED JUNE 30,
                                       1999 ( Prepared by management and without audit )


                                                                   Stock        Additional
                                                    Common       Amount At       Paid In              Accumulated
Stated in U.S. dollars                              Shares       Par Value       Capital         Deficit         Total
---------------------------------------------------------------------------------------------------------------------------
Balance,  December 31, 1998                         14,075,000      $  14,075      $ 792,990      $(242,994)     $ 564,071

Exercise of Stock Option for cash at $0.40 per
share on April 4, 1999                                 810,000            810        323,190                       324,000

Exercise of Stock Option for cash at $0.40 per
share on April 6, 1999                                 590,000            590        235,410                       236,000

Issuance of Common Stock for cash at $1.00 per
share on May 19, 1999                                5,500,000          5,500      5,494,500                     5,500,000

Profit for the six months ended June 30, 1999
                                                                                                      27,990        27,990

                                                ---------------------------------------------------------------------------
Balance, June 30, 1999                             20,975,000      $  20,975     $6,846,090     $   (215,004)  $ 6,652,061
                                                 =============     ==========    ===========    =============  ============






                                                  See Accompanying Notes

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

                  ( Prepared by management and without audit )



1        Basis of Presentation

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998 included in its Annual Report on Form 10-KSB.

         The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

         Certain prior-period amounts have been reclassified to conform to the current period's presentation.



2        Capital Lease Obligation

         The Company leases computer equipment, repayable at approximately $5,729 (CND 8,434) per month to June 30, 2002. The liability includes imputed interest at an average rate of 4.64% per annum.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

                  ( Prepared by management and without audit )



2        Capital Lease Obligation (Continued)

                Total minimum lease payments
                for the year ended December 31
                    1999                                               $       34,373
                    2000                                                       68,746
                    2001                                                       68,746
                    2002                                                       59,686
                                                                       -----------------------
                                                                              231,551
                Less:  Amount representing interest                           (16,593)
                                                                       -----------------------
                Present value of minimum lease payment                        214,958
                Less : Current portion                                        (30,484)
                                                                       =======================
                                                                       $      184,474
                                                                       =======================


3        Stockholders' Equity

         On February 26, 1999, stock options for a total of 1.4 million shares at $0.40 per share were granted. All the options were exercised as of April 6, 1999.

         In May 1999, the Company issued 5,500,000 common shares through its unit private placement, at $1.00 per share, or $5,500,000. Each common share was issued with a warrant. Each warrant entitles the holder to purchase, on or before March 31, 2001, one additional unit of common share at a price of $2.00 per unit, each unit consisting of one common share and one additional warrant. The additional warrant entitles the holder to purchase one additional common share at a price of $5.00 per share on or before March 31, 2002.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

                  ( Prepared by management and without audit )



4        Earnings Per Share

         Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

          The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the second quarter and the first half of 1999 and 1998 :


                                                                Three months ended         Six months ended
                                                               6/30/99      6/30/98       6/30/99     6/30/98

         Net earnings (loss) for the period                     $ (9,660)    $ 46,069      $ 27,990    $ 58,716


         Weighted-average shares outstanding                   18,014,780  14,075,000    16,055,773  14,075,000
                                                             -------------------------  ------------------------

         Effect of dilutive securities :
         Dilutive options                                               -                   222,488
                                                                                    -                         -
         Dilutive warrants                                              -                 1,106,844
                                                                                    -                         -
                                                             -------------------------  ------------------------

         Dilutive potential common shares                               -                 1,329,332
                                                                                    -                         -
                                                             -------------------------  ------------------------

         Adjusted weighted-average shares and assumed
         conversions                                           18,014,780  14,075,000    17,385,106  14,075,000
                                                               ==========  ==========    ==========  ==========

         Basic earnings per share                               $  (0.00)    $  0.00       $  0.00     $  0.00
                                                                =========    ========      ========    =======

         Diluted earnings per share                             $  (0.00)    $  0.00       $  0.00     $  0.00
                                                                =========    ========      ========    =======



         Due to the loss for the three months ended June 30, 1999, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

                  ( Prepared by management and without audit )



4        Earnings Per Share (Continued)

         Warrants to purchase approximately 2,767,000 weighted-average shares of common stock were outstanding during the quarter ended June 30, 1999, that were not included in the computation of diluted earnings per share for the six months ended June 30, 1999, because the warrants' exercise price was greater than the average market price of the Company's common stock during the period and, therefore, the effect would be anti-dilutive.



5        Segment and Geographic Data

         The Company's reportable segments are geographic areas that provide internet services and products to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.



         For three months ended 6/30/1999               China         Canada        Other        Total
         --------------------------------               -----         ------        -----        -----
         Revenue from customers                           $170,088         $   -       $    -    $ 170,088
         Interest revenue                                    1,064                     43,550       44,614
                                                                               -
         Inter-segment revenue
                                                                 -             -            -            -
         Operating income (loss)                            34,873      (29,849)     (14,684)      (9,660)
         Total assets                                    1,311,607       322,818    5,346,774    6,981,199

         For three months ended 6/30/1998               China         Canada        Other        Total
         --------------------------------               -----         ------        -----        -----

         Revenue from customers                           $144,112         $   -       $    -    $ 144,112
         Interest revenue                                      460            54                       514
                                                                                            -
         Inter-segment revenue
                                                                 -             -            -            -
         Operating income (loss)                            70,513      (24,233)        (211)       46,069
         Total assets                                      574,316        30,365          395      605,076



                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998

                  ( Prepared by management and without audit )



5        Segment and Geographic Data (Continued)

         For six months ended 6/30/1999                 China         Canada        Other        Total
         ------------------------------                 -----         ------        -----        -----
         Revenue from customers                           $309,403         $   -       $    -     $309,403
         Interest revenue                                    2,097                     43,550       45,647
                                                                               -
         Inter-segment revenue
                                                                 -             -            -            -
         Operating income (loss)                           108,450      (51,043)     (29,417)       27,990
         Total assets                                    1,311,607       322,818    5,346,774    6,981,199

         For six months ended 6/30/1998                 China         Canada        Other        Total
         ------------------------------                 -----         ------        -----        -----

         Revenue from customers                           $258,915         $   -       $    -     $258,915
         Interest revenue                                      646         1,281            -        1,927
         Inter-segment revenue
                                                                 -             -            -            -
         Operating income (loss)                           106,125      (46,788)        (621)       58,716
         Total assets                                      574,316        30,365          395      605,076



         Reconciliation of segment                         3 months ended             6 months ended
         -------------------------
         Information                                   6/30/99        6/30/98      6/30/99      6/30/98

         Revenue from customers                          $ 170,088      $144,112     $309,403     $258,915
         Interest revenue                                   44,614           514       45,647        1,927
         Inter-segment revenues
                                                                 -             -            -            -
                                                    -------------------------------------------------------
         Total consolidated revenues                    $ 214,702      $144,626     $355,050     $260,842
                                                        ==========     =========    =========    ========


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company experienced expenses for the three month period of $224,362 in 1999 and $98,557 in 1998. The Company had revenues for the period in 1999 of $170,088 and in 1998 had revenues of $144,112. The Company recorded a loss for the period in 1999 of ($54,274) but had a net income of $45,555 in the same period 1998. The Company losses may continue as the Company makes expenditures to expand its operations in China.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SAME PERIOD IN 1998.

The Company had revenues from operations for the six month period in 1999 of $309,403 and in 1998 revenues of $258,915. The Company incurred $327,060 in operating expenses in the period in 1999, resulting in an operating loss of ($17,657) compared to expenses in 1998 of $202,126 and an operating profit of %56,789. The Company had miscellaneous income of $45,647 in the period in 1999 as a result of the interest on deposits. In the period in 1998, the Company had interest income of $1,927. The net loss in 1999 in the period was ($9,660) as compared to a net profit of $46,069 in 1998 in the same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital at the end of the period of $6,399,009 which will be used to fund operations in China. The Company has material commitments to expend funds to cover operating expenses of its operations in China and investment to open two more cities in China with Internet servers for which the Company has budgeted $1,000,000 over the next six months. The trend of operating losses should be expected to continue due to costs of equipment and marketing which precede development of additional revenue for Internet related business.

At the period end, the assets of the Company were $6,981,199 and liabilities were $144,644, not including long term lease obligations.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

                  None

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
                  ------------------------------

                  None


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  None

ITEM 5.           OTHER INFORMATION
                  -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 1999



                                            XIN NET CORP.



                                            /s/ Marc Hung
                                            ------------------------------------
                                            Marc Hung, President