Form 10QSB
period 1999-09-30
XIN NET CORP
filed 1999-11-19
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                                 CIK: 0001082603

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
September 30, 1999                                  0-26559


                                  XIN NET CORP.
             (Exact name of registrant as specified in its charter)


                  Florida                                    3307251560
         (State of incorporation)                            (I.R.S. Employer
                                                             Identification No.)

          #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
               (Address of principal executive offices) (Zip Code)

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

                21,360,000 common shares as of September 30, 1999



                                          XIN NET CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 1999 and December 31, 1998
                                    (Prepared by management and without audit)




Stated in U.S. dollars                                                  September 30, 1999             December 31, 1998
                                                                        ------------------------------ -----------------------------
ASSETS
Current Assets
Cash                                                                                        $6,109,389              $336,189
Accounts Receivable                                                                            376,284                37,376
Prepaid Expenses                                                                                 8,776                 2,514
Inventory (Note 2)                                                                              15,970                     -
                                                                        ------------------------------ -----------------------------
Total Current Assets                                                                         6,510,419               376,179
Property and Equipment, Net                                                                    534,475               227,427
Other Assets
 Organizational Costs, Net                                                                         935                   969
Total Assets                                                                                $7,045,829              $604,575
                                                                        ============================== =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Other Accrued Liabilities                                                $378,700              $20,504
Other Advances                                                                                       -               20,000
Current portion of Obligation under Capital                                                     58,040                    -
Lease (Note 3)                                                                      ------------------------------ -----------------
                                                                                               436,740               40,504
Obligation under Capital Lease (Note 3)                                                        141,347                    -
Commitments and Contingencies                                                                        -                    -
Stockholders' Equity (Note 4)
Common Stock: $0.001 Par Value Authorized:
50,000,000
Issued and Outstanding: 21,360,000 (1998:                                                       21,360               14,075
14,075,000)
Additional Paid In Capital                                                                   6,845,705              792,990
Accumulated Deficit                                                                          (399,323)             (242,994)
                                                                        ------------------------------ -----------------------------
Total Stockholders' Equity                                                                   6,467,742              564,071
                                                                        ------------------------------ -----------------------------
Total Liabilities and Stockholders' Equity                                                  $7,045,829             $604,575
                                                                        ============================== =============================


                                              See Accompanying Notes




                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (Prepared by management and without audit)

Stated in U.S. dollars

                                                 Three Months Ended Sept. 30                   Nine Months Ended Sept. 30
                                                 --------------------------------------------  -------------------------------------
                                                           1999                   1998                  1999                  1998
Revenue                                                           $283,178           $135,824                $592,581       $394,739
Expenses
Administration & office                                            103,424             46,221                 191,677         82,000
Amortization                                                        38,474             17,150                  62,220         45,150
Business development                                                81,682              4,800                  90,067          7,233
Consulting and management fees                                      20,110             15,469                  45,984         37,039
Foreign exchange (gain) loss                                         1,055           (29,133)                     794       (25,747)
Interest                                                             2,973              1,016                   5,699          2,415
Professional fees                                                   71,557             16,052                  91,036         32,959
Rent                                                                32,834                  -                  64,304              -
Salaries and benefits                                               61,352             23,283                 113,438         58,284
Selling expenses                                                   115,115             42,105                 186,818         99,110
Shareholder information,                                             1,688                  -                   5,287              -
transfer agent and filing fees
                                                 -------------------------  -----------------  ---------------------- --------------
                                                                   530,264            136,963                 857,324        334,443
                                                 -------------------------  -----------------  ---------------------- --------------
Operating Profit (Loss)                                          (247,086)            (1,139)               (264,743)         56,296
Other Income
Interest                                                            62,767                309                 108,414          1,590
                                                 -------------------------  -----------------  ---------------------- --------------
Net Earnings (Loss) Available                                   ($184,319)             ($830)              ($156,329)        $57,886
to Common Stockholders
                                                 =========================  =================  ====================== ==============
Basic Earnings (Loss) per                                          ($0.01)                 $-                 ($0.01)             $-
Common shares (Note 5)
                                                 =========================  =================  ====================== ==============
Basic Weighted Average Common                                   21,033,587          14,075,00              17,733,278     14,075,000
shares outstanding (Note 5)
                                                 =========================  =================  ====================== ==============
Diluted Earnings (Loss) per                                        ($0.01)                 $-                 ($0.01)             $-
common share (Note 5)
                                                 =========================  =================  ====================== ==============
Weighted Average Common shares                                  21,033,587         14,075,000              17,733,278     14,075,000
Outstanding, Assuming Dilution
(Note 5)
                                                 =========================  =================  ====================== ==============


                                                       See Accompanying Notes



                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                    (Prepared by management and without audit)


Stated in U.S. Dollars                                               Nine Months Ended September 30
                                                                               1999                     1999
                                                                     ------------------------  -----------------------
Cash flows from operating activities                                               ($156,329)                ($57,886)
Net profit (loss)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities
Depreciation and amortization                                                          62,220                   45,150
Changes in assets and liabilities                                                   (338,908)                    9,351
(Increase) Decrease in accounts receivable                                            (6,162)                        -
(Increase) in prepaid expenses                                                       (15,970)                 (14,976)
(Increase) in inventory                                                               358,196                   16,235
Increase in accounts payable                                                         (20,000)                   20,000
                                                                     ------------------------  -----------------------
Increase (Decrease) in other advance                                                (116,953)                  133,646
                                                                     ------------------------  -----------------------
Cash flows from investing activities                                                (155,009)                (205,887)
Purchases of property and equipment                                                 (214,225)                        -
                                                                     ------------------------  -----------------------
Purchases of assets under capital lease                                             (369,234)                (205,887)
                                                                     ------------------------  -----------------------
Cash flows from financing activities
Increase (Decrease) in obligation under                                               199,387                        -
capital lease
Issuance of common stock                                                            6,060,000                       35
                                                                     ------------------------  -----------------------
                                                                                    6,259,387                       35
                                                                     ------------------------  -----------------------
Increase (Decrease) in cash and cash                                                5,773,200                 (72,206)
equivalents
Cash and cash equivalents - beginning of period                                       336,189                  337,366
                                                                     ------------------------  -----------------------
Cash and cash equivalents - end of period                                          $6,109,389                 $265,160
                                                                     ========================  =======================
Supplemental Information
Cash paid for:
Interest                                                                               $5,699                   $2,415
Income Taxes                                                                                -                        -
Noncash investing and financing
Common stock issued for services                                                     $385,000                       $-



                                              See Accompanying Notes




                                          XIN NET CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                    (Prepared by management and without audit)


Stated in U.S. dollars


                                                                                Additional
                                                                Stock             Paid In           Accumulated
                                             Common           Amount at           Capital             Deficit              Total
                                             Shares           Par Value
                                        -----------------  ----------------  -----------------  -------------------  ---------------

Balance, December 31, 1998                     14,075,000           $14,075           $792,990           ($242,994)         $564,071

Exercise of Stock Option                          810,000               810            232,190                               324,000
for cash at $0.40 per share
on April 4, 1999
Exercise of Stock Option                          590,000               590            235,410                               236,000
for cash at $0.40 per share
on April 6, 1999
Private placement of common                     5,500,000             5,500          5,109,500                             5,115,000
stock for cash at $1.00 per
share on May 19, 1999, net
of costs of $385,000
Issuance of common stock                          385,000               385            384,615                               385,000
for services at $1.00 per
share on September 17, 1999
Loss for the nine months                                                                                  (156,329)        (156,329)
ended September 30, 1999
                                        -----------------  ----------------  -----------------  -------------------  ---------------
Balance, September 30, 1999                    21,360,000           $21,360         $6,845,705           ($399,323)       $6,467,742
                                        =================  ================  =================  ===================  ===============


                                                       See Accompanying Notes

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

                   (Prepared by management and without audit)


1        Basis of Presentation

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1998 included in its Form 10-SB.

2        Inventory

         Inventory is stated at lower of first-in, first-out cost or market.

3        Capital Lease Obligation

         The Company leases computer equipment through its wholly owned subsidiary company, Infornet Investment Corp., repayable at approximately $5,719 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

         Total minimum lease payments
         for the year ended December 31

                                    1999                      $ 17,133
                                    2000                        68,530
                                    2001                        68,530
                                    2002                        65,167
                                                               --------
                                                               219,360
         Less: Amount representing interest                    (19,973)
                                                              ---------
         Present value of minimum lease payment                199,387
         Less: Current portion                                 (58,040)
                                                              ---------
                                                              $141,347
                                                              =========

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

                   (Prepared by management and without audit)


4        Stockholders' Equity

         On February 26, 1999, stock options for a total of 1.4 million shares at $0.40 per share were granted. All the options were exercised as of April 6, 1999.

         In May 1999, the Company issued, 5,500,000 common shares through its unit private placement, at $1.00 per share, or $5,500,000. Each common share was issued with a warrant. Each warrant entitles the holder to purchase, on or before March 31, 2001, one additional unit of common share at a price of $2.00 per unit, each unit consisting of one common share and one additional warrant. The additional warrant entitles the holder to purchase one additional common share at a price of $5.00 per share on or before march 31, 2002.

         In September 1999, the Company issued 385,000 common shares to Richco Investors, Inc., a related company with two directors in common with the Company, for their services of structuring the private placement. Each common share was issued with a warrant that bears the same terms as those issued under the private placement. The service charge equaled to 7% of the value of the private placement or $385,000.


5        Earnings Per Share

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

                   (Prepared by management and without audit)


5        Earnings Per Share (Continued)

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the third quarter and the nine month ended 1999 and 1998:


                                                         Three months ended                          Nine months ended
                                                  09/30/99                09/30/98              09/30/99            09/30/98
                                            ---------------------  ---------------------- -------------------- -------------------

Net income (loss) for the period                       ($184,319)                  ($830)           ($156,329)             $57,886
Weighted-average shares                                21,033,587              14,075,000           17,733,278          14,075,000
outstanding
Effective dilutive securities;
Dilutive warrants                                               -                       -                    -                   -
                                            ---------------------  ---------------------- -------------------- -------------------
Dilutive potential common shares                                -                       -                    -                   -
                                            ---------------------  ---------------------- -------------------- -------------------
Adjusted weighted-average shares                       21,033,587              14,075,000           17,733,278          14,075,000
and assumed conversions
Basic earnings per share                                  ($0.01)                 ($0.00)              ($0.01)               $0.00
                                            =====================  ====================== ==================== ===================
Diluted earnings per share                                ($0.01)                 ($0.00)              ($0.01)               $0.00
                                            =====================  ====================== ==================== ===================


         Due to the loss for the three months and nine months ended September 30, 1999, the effect of outstanding warrants was not included as the effect would be anti-dilutive.


6        Segment and Geographic Data

         The Company's reportable segments are geographic areas that provide Internet services and products to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to the segment profit (loss), income and expenses are not allocated to reportable segments.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998

                   (Prepared by management and without audit)


6        Segment and Geographic Data (Continued)



For 3 months ended 9/30/99                         China                Canada                 Other                 Total
------------------------------------------ ---------------------  -------------------  --------------------- ---------------------
Revenue from customers                                  $283,178                    -                     $-              $283,178
Interest revenue                                               -                    -                 62,767                62,767
Inter-segment revenue                                          -                    -                      -                     -
Operating income (loss)                                (124,890)             (60,103)               (62,093)             (247,086)
Total assets                                           1,901,305              253,995              4,890,529             7,045,829

For 3 months ended 9/30/98                         China                Canada                 Other                 Total
------------------------------------------ ---------------------  -------------------  --------------------- ---------------------

Revenue from customers                                  $135,824                    -                      -              $135,824
Interest revenue                                               -                  309                      -                   309
Inter-segment revenue                                          -                    -                      -                     -
Operating income (loss)                                   10,047              (5,636)                (5,550)               (1,139)
Total Assets                                             583,451                4,767                 14,389               602,607


ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company has experienced a significant increase in expenses of its Joint Venture with an Internet Service Provider in China in the period due to growth of customer base, preparing to open new cities in China for Internet access, aggressive marketing and advertising in China, investment in additional equipment for new locations and new business, and additional employee salaries.

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company experienced operating expenses for the three month period of $530,264 in 1999 and $36,963 in 1998. The Company had revenues for the period in 1999 of $283,178 and in 1998 had revenues of $135,824. The Company recorded a net operating loss for the period in 1999 of ($247,086) and a net operating loss of ($1,139) in the same period 1998. The Company operating losses are anticipated to continue as the Company makes major expenditures to expand its operations in China.

     The largest categories of increase in the period in 1999 were for: a) administration and office to $103,424 from $46,221 in 1998, b) amortization, which increased to $81,682 from $17,150 in 1998, c) business development which increased to 481,682 from $4,800 in 1998, d) salaries and benefits which increased to $61,352 from $23,283 in 1998, and e) selling expenses which increased to $115,115 from $42,105 in 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE SAME PERIOD IN 1998.

The Company had revenues from Joint Venture operations for the nine month period in 1999 of $592,581 and revenues of $394,739 in 1998. The Company incurred $857,324 in operating expenses in the period in 1999, resulting in an operating loss of ($264,743) compared to expenses in 1998 of $338,443 and an operating profit of $56,296. The Company had miscellaneous income of $108,414 in the period in 1999 as a result of the interest on deposits. In the period in 1998, the Company had interest income of $1,590. The net loss in 1999 in the period was ($156,329) as compared to a net profit of $57,886 in 1998 in the same period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital at the end of the period of $6,109,389 which will be used to fund operations in China. The Company has material commitments to expend funds to cover operating expenses of operations in China and investment to expand its business in China with Internet servers for which the Company had previously budgeted $1,000,000 for year 1999. The trend of operating losses should be expected to continue due to costs of equipment, start up operations for new locations and marketing which precede development of additional revenue for the Internet.

At the period end, the assets of the Company were $6,981,199 and liabilities were $144,644, not including long term lease obligations.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  In September 1999, the Company issued, to Richco Investors, Inc., 385,000 Units consisting of one share and one warrant to purchase additional units consisting of a share and a warrant to purchase a share in consideration for consulting services rendered to the Company in structuring the private placement which raised $4,500,000 in May 1999. Richco Investors, Inc. owns 3,272,500 shares of the Company's common stock and is managed and controlled by Ernest Cheung and Maurice Tsakok, who are officers and Directors of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 1999



                                            XIN NET CORP.


                                            /s/ Marc Hung
                                            ------------------------------------
                                            Marc Hung, President