Form 10QSB/A
period 1999-09-30
XIN NET CORP
filed 1999-11-30
CIK 1082603

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

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  In September 1999, the Company issued, to Richco Investors, Inc., 385,000 Units consisting of one share and one warrant to purchase additional units consisting of a share and a warrant to purchase a share in consideration for consulting services rendered to the Company in structuring the private placement which raised $5,500,000 in May 1999. Richco Investors, Inc. owns 2,962,500 shares of the Company's common stock and is managed and controlled by Ernest Cheung and Maurice Tsakok, who are officers and Directors of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 1999



                                            XIN NET CORP.


                                            /s/ Marc Hung
                                            ------------------------------------
                                            Marc Hung, President