Form 10QSB/A
period 1999-06-30
XIN NET CORP
filed 1999-12-09
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB/A


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


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
                  -----------------

                  None

ITEM 2.           CHANGES IN SECURITIES
                  ---------------------

      On February 26, 1999, stock options for a total of 1.4 million share at $.40 per share were granted to parties that had contributed to the efforts of the company in the past. They are: Lancaster Pacific Investment Ltd., Tandoor Holdings Limited, Marc Hung, Kun Wei and Xin Wei. All 1.4 million share options were exercised as of April 6, 1999.

      Tandoor Holdings was instrumental in the formation of the Company. It prepared the original business plan for Xin Hai Technologies and helped in the structuring of the Xin Hai/Infornet Joint Venture. It also helped in presentations to potential investors.

      Lancaster Pacific introduced the Shenyang office team to Xin Hai and contributed to the establishment of the Company's second operating location. It also helped in the design of the accounting and management information systems for Xin Hai.

     In May 1999, Marc Hung, President and Director of the Company, purchased 80,000 units of the private placement at the $1.00 offering price. Richco Investors, Inc., a public company of which both Messrs. Ernest Cheung and Maurice Tsakok are directors, officers and shareholders, purchased 700,000 units in the private placement at $1.00 per unit in May 1999.

      In February 1999, Marc Hung, who was neither an officer nor director but since has become President and Director, was granted and exercised (in March, 1999) an option to purchase 150,000 shares of common stock at $.40 per share. The option to purchase shares was granted to him for services rendered since
July 1998 as advisor to the Company in matters relating to management, technology and strategies.

      In February 1999, Kun Wei, a shareholder, was granted and exercised (in March 1999) an option to purchase 330,000 shares of common stock at $.40 per share. The option to purchase shares was granted to him for contributing to the success of the Joint Venture, in particular with regards to technology development and implementation.

     In February 1999, Xin Wei, a shareholder, who is President of Xin Hai Technology Development, Ltd., the Company's Joint Venture Partner, was granted and exercised (in March 1999) an option to purchase 330,000 shares of common at $.40 per share. The option to purchase shares was granted to him for contributing to the success of the Joint Venture, in particular with regards to general management of Xin Hai Technology Development Ltd., business development and governmental relations.

     The Company made a private  placement  offering and sold 5,500,000 Units in

May 1999 for proceeds of $5,500,000 to the Company. The Offering consisted of Units - each unit containing on share and one warrant. The warrant entitles the holder to purchase one additional common unit of the Issuer at $2.00 per unit on or before March 31, 2001, which unit consists of one common share and one additional warrant to purchase a share of common stock at $5.00 per share on or before March 31, 2002.

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