Form 10QSB/A
period 1999-09-30
XIN NET CORP
filed 2000-03-23
CIK 1082603

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

Stated in U.S. dollars                                  September 30, 1999           December 31, 1998
--------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

  Cash                                                $                6,109,389    $                  336,189
  Accounts Receivable                                                    376,284                        37,376
  Prepaid Expenses                                                         8,776                         2,614
  Inventory  (Note 2)                                                     15,970                             -
                                                       -------------------------     -------------------------
TOTAL CURRENT ASSETS                                                   6,510,419                       376,179

PROPERTY AND EQUIPMENT, NET                                              534,475                       227,427

OTHER ASSETS
  Organizational Costs, Net                                                  935                           969
                                                        ------------------------      ------------------------
TOTAL ASSETS                                          $                7,045,829     $                 604,575
                                                         =======================      ========================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable and Other Accrued
  Liabilities                                            $               378,700    $                   20,504
  Other Advances                                                                   -                    20,000
  Current portion of Obligation under Capital
  Lease ( Note 3 )                                                        58,040                             -
                                                         -----------------------      ------------------------
                                                                         436,740                        40,504

OBLIGATION UNDER CAPITAL LEASE   (NOTE 3)                                141,347                             -

COMMITMENTS AND CONTINGENCIES                                                      -                         -

STOCKHOLDERS' EQUITY   (NOTE 4)

  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 21,360,000
    (1998: 14,075,000)                                                    21,360                       14,075
  Additional Paid In Capital                                           6,915,705                      862,990
  Accumulated Deficit                                                   (357,935)                    (201,606)
  Accumulated Other Comprehensive Income                               (111,388)                     (111,388)
                                                          ----------------------      -----------------------
TOTAL STOCKHOLDERS' EQUITY                                             6,467,742                      564,071

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $             7,045,829    $                 604,575
                                                          ======================      =======================



                                            SEE ACCOMPANYING NOTES

                                              XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                      (Prepared by management and without audited)

                                                     3 Months Ended September 30                  9 Months Ended September 30
STATED IN U.S. DOLLARS                               1999                   1998                   1999                  1998

REVENUE                                      $         283,178      $        135,824       $         592,581       $      394,739
                                                  ------------        --------------                 ----------          ---------
EXPENSES

   Administration and office                           103,424                46,221                191,677               82,000
   Amortization                                         38,474                17,150                 62,220               45,150
   Business development                                 81,682                 4,800                 90,067                 7,233
   Consulting and management
   fees                                                 20,110                15,469                  45,984               37,039
   Foreign exchange (gain) loss                          1,055               (29,133)                    794              (25,747)
   Interest                                              2,973                 1,016                   5,699                2,415
   Professional fees                                    71,557                16,052                  91,036               32,959
   Rent                                                 32,834                     -                  64,304                    -
   Salaries and benefits                                61,352                23,283                 113,438               58,284
   Selling expenses                                    115,115                42,105                 186,818               99,110
   Shareholder information,
   transfer agent and filing fees                        1,688                     -                   5,287                    -
                                        -----------------------       --------------                -----------         ----------
                                                       530,264               136,963                 857,324              338,443
                                        -----------------------       --------------                -----------         ----------

OPERATING PROFIT (LOSS)                               (247,086)              (1,139)                (264,743)               56,296

OTHER INCOME
   Interest                                             62,767                  309                  108,414                 1,590
                                        ----------------------        --------------                -----------         -----------
Net Earnings (Loss) Available
to Common Stockholders                       $       (184,319)     $           (830)      $         (156,329)     $        57,886
                                        ======================        ==============           ================         ===========


Basic Earnings (Loss) per
Common Shares (Note 5)                    $             (0.01)    $               -       $            (0.01)      $            -
                                        ======================        ==============           =================        ===========

Basic Weighted Average Common
Shares Outstanding (Note 5)                        21,033,587            14,075,000               17,733,278           14,075,000
                                        =====================         ==============           =================        ===========
Diluted Earnings (Loss) Per
Common Shares   (Note 5)                  $             (0.01)     $              -       $             (0.01)     $            -
                                        =====================         ==============           =================        ===========
Weighted Average Common
Shares Outstanding, Assuming
Dilution (Note 5)                                  21,033,587            14,075,000               17,733,278            14,075,000
                                        =====================         ==============           =================        ===========

                                             SEE ACCOMPANYING NOTES


                                         XIN NET CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

                                (Prepared by management and without audit)


                                                                      Nine Months Ended September 30

STATED IN U.S. DOLLARS                                                   1999                 1998
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net profit (loss)                                                     $ (156,329)        $      57,886
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                            62,220               45,150
    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable                          (338,908)                9,351
      (Increase) in prepaid expenses                                        (6,162)                    -
      (Increase) in inventory                                              (15,970)             (14,976)
      Increase in accounts payable                                          358,196               16,235
      Increase (Decrease) in other advance                                 (20,000)               20,000
                                                                      --------------           ---------
                                                                          (116,953)              133,646
                                                                      --------------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                     (155,009)            (205,887)
  Purchases of assets under capital lease                                 (214,225)                    -
                                                                      --------------           ---------
                                                                          (369,234)            (205,887)
                                                                      --------------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (Decrease) in obligation under capital lease                     199,387                    -
  Issuance of common stock                                                6,060,000                   35
                                                                      --------------           ---------
                                                                          6,259,387                   35
                                                                      --------------           ---------
Increase (Decrease) in cash and cash equivalents                          5,773,200             (72,206)

Cash and cash equivalents - beginning of period                             336,189              337,366
                                                                      --------------           ---------

Cash and Cash Equivalents - end of period                              $  6,109,389         $    265,160
                                                                      =============            =========
SUPPLEMENTAL INFORMATION

Cash paid for :
    Interest                                                         $        5,699       $        2,415
    Income taxes                                                                  -                    -
Non-cash investing and financing :
    Common Stock issued for services                                 $      385,000       $            -


                                                 SEE ACCOMPANYING NOTES



                                            XIN NET CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                     ( Prepared by management and without audit )
                                                            Stock          Additional                     Other
                                            Common          Amount At      Paid In        Accumulated     Comprehensive
Stated in U.S. dollars                      Shares          Par Value      Capital        Deficit         Income             Total
------------------------------------------------------------------------------------------------------------------------------------
Balance , December 31, 1998                   14,075,000    $   14,075     $   862,990    (201,606)       $(111,388)      $  564,071

Exercise of Stock Option for cash at $0.40       810,000           810          23,190                                       324,000
per share on April 4, 1999

Exercise of Stock Option for cash at $0.40       590,000           590         235,410                                       236,000
per share on April 6, 1999

Private placement of Common Stock for cash     5,500,000         5,500       5,109,500                                     5,115,000
at $1.00 per share on May 19, 1999, net of
costs of $385,000

Issuance of Common Stock for services at         385,000           385         384,615                                       385,000
$1.00 per share on September 17, 1999

Loss for the nine months ended September 30, 1999                                          (156,329)                       (156,329)

                                            ----------------------------------------------------------------------------------------
Balance, September 30, 1999                   21,360,000    $   21,360     $ 6,915,705    $(357,935)      $(111,388)    $ 6,467,742
                                             =======================================================================================



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

3        CAPITAL LEASE OBLIGATION

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,719 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                   (PREPARED BY MANAGEMENT AND WITHOUT AUDIT)


3        CAPITAL LEASE OBLIGATION ( CONTINUED )

Total minimum lease payments
for the year ended December 31

                       1999                 $                 17,133
                       2000                                   68,530
                       2001                                   68,530
                       2002                                   65,167
                                                       --------------
                                                             219,360

Less : Amount representing interest                          (19,973)
                                                       --------------
Present value of minimum lease payment                       199,387
Less : Current portion                                       (58,040)
                                                       --------------
                                            $                141,347
                                                       ==============

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


4        STOCKHOLDERS' EQUITY ( CONTINUED )

         In September 1999, the Company issued 385,000 common shares, to Richco Investors Inc., a related company with two directors in common with the Company, for their services of structuring the private placement. Each common share was issued with a warrant that bears the same terms as those issued under the private placement. The service charge equaled to 7% of the value of the private placement or $385,000. In accordance with paragraph 8 of SFAS No. 123, "Accounting for Stock-Based Compensation", the fair value of the service performed was used to account for the consideration received.

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

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the third quarter and the nine-month ended 1999 and 1998 :

                                               Three months ended            Nine months ended
                                             09/30/99      09/30/98        09/30/99      09/30/98

Net income (loss) for the period             $ (184,319)  $     (830)      $ (156,329) $       57,886

Weighted-average shares outstanding           21,033,587   14,075,000       17,733,278     14,075,000

Effect of dilutive securities :
Dilutive warrants                                      -            -                -              -
                                             -------------------------     ---------------------------
Dilutive potential common shares                       -            -                -              -
                                             -------------------------     ---------------------------

Adjusted weighted-average shares and
assumed conversions                           21,033,587   14,075,000       17,733,278     14,075,000

BASIC EARNINGS PER SHARE                    $     (0.01)  $    (0.00)      $     (0.01)    $     0.00
                                           ===============               ==============    ===========
DILUTED EARNINGS PER SHARE                  $     (0.01)  $    (0.00)      $     (0.01)    $     0.00
                                           ===============               ==============    ===========



                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


5        EARNINGS PER SHARE ( CONTINUED )


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


For 3 months ended 9/30/1999                 China        Canada        Other          Total

Revenue from customers                       $ 283,178        $   -        $    -        $283,178
Interest revenue                                     -            -        62,767          62,767
Inter-segment revenue                                -            -             -               -
Operating income (loss)                      (124,890)     (60,103)      (62,093)       (247,086)
Total assets                                 1,901,305      253,995     4,890,529       7,045,829



For 3 months ended 9/30/1998                 China        Canada        Other          Total

Revenue from customers                       $ 135,824        $   -        $    -        $135,824
Interest revenue                                     -          309             -             309
Inter-segment revenue                                -            -             -               -
Operating income (loss)                         10,047      (5,636)       (5,550)         (1,139)
Total assets                                   583,451        4,767        14,389         602,607


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998

                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

6        SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
         FOR 9 MONTHS ENDED 9/30/1999              CHINA         CANADA         OTHER           TOTAL
         ----------------------------              -----         ------         -----           -----

         Revenue from customers                     $ 592,581         $   -         $    -        $592,581
         Interest revenue                                   -             -        108,414         108,414
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                     (16,440)     (111,146)      (137,157)       (264,743)
         Total assets                               1,901,305       253,995      4,890,529       7,045,829


         FOR 9 MONTHS ENDED 9/30/1998              CHINA         CANADA         OTHER           TOTAL
         ----------------------------              -----         ------         -----           -----

         Revenue from customers                     $ 394,739         $   -         $    -        $394,739
         Interest revenue                                 293         1,297              -           1,590
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                      116,172      (53,705)        (6,171)          56,296
         Total assets                                 583,451         4,767         14,389         602,607


         RECONCILIATION OF SEGMENT INFORMATION

                                                      3 MONTHS ENDED                9 MONTHS ENDED
                                                      --------------                --------------
                                                  09/30/99      09/30/98       09/30/99       09/30/98
                                                  --------      --------       --------       --------

         Revenue from customers                     $ 283,178     $ 135,824       $592,581       $ 394,739
         Interest revenue                              62,767           309        108,414           1,590
         Inter-segment revenues                             -             -              -               -
                                               ------------------------------------------------------------
         TOTAL CONSOLIDATED REVENUES               $ 345,945     $  136,133      $ 700,995       $ 396,329
                                                 ===========     ==========      =========       =========


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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THE SAME PERIOD IN 1998.

The Company experienced operating expenses for the three month period of $530,264 in 1999 and $136,963 in 1998. The Company had revenues for the period in 1999 of $283,178 and in 1998 had revenues of $135,824. The Company recorded a net operating loss for the period in 1999 of ($247,086) and a net operating loss of ($1,139) in the same period 1998. The Company operating losses are anticipated to continue as the Company makes major expenditures to expand its operations in China.

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

At the period end, the assets of the Company were $7,045,829 and liabilities were $378,700, not including long term lease obligations.

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

Date:  March 22, 2000



                                            XIN NET CORP.


                                            /s/ Marc Hung
                                            ------------------------------------
                                            Marc Hung, President