Form 10KSB
period 1999-12-31
XIN NET CORP
filed 2000-04-21
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


      General Form for Registration of Securities of Small business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.

             (Exact name of registrant as specified in this charter)

                  Florida                         330-751560
              -------------------------------     --------------------
              (State of other jurisdiction        (I.R.S. Employer
              of incorporation or organization)    Identification No.)

          #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 632-9638

        Securities Registered to be Pursuant to Section 12(b) of the Act:

                                    NONE

      Securities Registered to be Pursuant to Section 12(g) of the Act

                        COMMON STOCK $.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                           Yes X       No
                              -----       -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   X
                  -----

State issuer's revenues for its most recent fiscal year.  $1,067,535

Transitional Small Business Disclosure Format:

            ______ Yes       ____X___ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $77,112,515.

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1999: 21,360,000.

                                TABLE OF CONTENTS

                                     PART I

                                                                     Page

Item 1.      Business ..................................                1

Item 2.      Properties ................................                21

Item 3.      Legal Proceedings..........................                21

Item 4.      Submission of Matters to a Vote of
             Security Holders..........................                 21

                                     PART II

Item 5.      Market for Registrant's Common Stock and
             Security Holder Matters ..................                 22

Item 6.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ...............................                 23

Item 7.      Financial Statements and Supplementary Data..              28

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.....                28

                                    PART III

Item 9.      Directors and Executive Officers of the
             Registrant.................................                28

Item 10.     Executive Compensation......................               31

Item 11.     Security Ownership of Certain Beneficial
             Owners and Management......................                35

Item 12.     Certain Relationships and Related
             Transactions...............................                37

                                     PART IV

Item 13.     Exhibits, Financial Statement Schedule
             and Reports on Form 8-K....................                38

             Signature Page                                             39

                                     PART I

ITEM 1.  BUSINESS
-------------------

(a) General Description and Development of Business.

                              HISTORY OF COMPANY

     On September 6, 1996, the Company was incorporated under the laws of the State of Florida under the name of Placer Technologies, Inc. The Company conducted a small public offering of 200,000 shares @ $.25 per share to achieve $50,000 in capital. In December 1996 a Rule 15c2-11 filing resulted in trading approval on the OTCBB.

      The Company's initial primary service consisted of developing Web Home Pages for small businesses in USA. Minimal revenues were generated in 1996.

     On April 2, 1997, the Company acquired 100% interest of Infornet Investment Limited ("Infornet"), a Hong Kong corporation. In August 1997, Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd., (Xin
Hai), an experienced Internet Service Provider (ISP) which owns and operates internet licenses in the cities of Beijing, Shenyang and Shanghai, China.

     On June 11, 1997, the Company purchased 100% interest of Infornet Investment Corp., a British Columbia corporation. Infornet Investment Corp. manages daily operations for the Company.

     On July 24, 1998, the Company changed its name from Placer Technologies, Inc. to Xin Net Corp. in order to reflect the core business more accurately.

                                   BUSINESS

Corporate Overview

     The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                                  Xin Net Corp.
                                 (Florida, USA)

Infornet Investment Corp.                         Infornet Investment Ltd.
(100% Owned)                                      (100% Owned)
(BC. Canada)                                      (Hong Kong)

                                                  Placer Technologies Corp.
                                                  joint venture
                                                  (Beijing, China)
                                                  (with Xin Hai Technology
                                                  Development Ltd.)


The Company incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000, but to this date these corporations are non-operational.

Business of Issuer. General Operations.
--------------------------------------

     The primary focus of the Company is to be an internet service company in China, through the joint venture with Xin Hai Technology Development Ltd. ("Xin Hai"). The joint venture company is called Placer Technologies Corp. (Placer). Presently Xin Hai is the fifth largest ISP company in Beijing and the third largest ISP company in Shenyang. It is one of only a handful of privately owned internet service companies in China.

     The Company does not have any other operations besides its investment in and the services it provides through the Placer joint venture.

     The Company currently maintains an office at: #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has offices as part of the joint venture in Beijing at Suite 210, Building B, No - 11 Wu Gen Lin Road, West District, Beijing, China, and in Shenyang, at # 44 North HuangHe St., HuangGu, Shenyang, Liaoning, China, Postal Code 110034 and Shanghai, at 17A Hua ye Building No. 69 Yixueyuan Rd, Xujiahui District, Shanghai, China Postal Code 200032.

     The core business is to act as a co-venturer to supply internet services in China by covering the major cities through the Placer joint venture with operating partner Xin Hai. Businesses include ISP, Home-page portal, internet advertising, domain name registration, E-commerce and other value-added services.

Current Business
----------------

     Through its wholly owned subsidiary Infornet Investment Ltd. (Hong Kong) the Company is in a joint venture with Xin Hai Technology Development Ltd. (Xin
Hai) for upgrading telecommunication technology and services in China. This has evolved into an internet focused service provider and e-commerce business. Xin Hai started its internet service in Beijing in April 1997. For purposes of this discussion, the joint venture operations will sometimes be simply termed "Placer" or "Placer joint venture". Hence Placer, Placer joint venture and Placer Technologies Corp. all refer to one and the same entity.

     ISP licenses in China are tightly controlled by the Ministry of Information Industry and provide a substantial barrier to entry. Foreign ownership is not allowed in Chinese ISP operators. The Placer joint venture with Xin Hai provides the Company designs and develops the computer software and computer network systems and provides capital for the ISP business owned and operated by Xin Hai. The Infornet/Xin Hai agreement provides Infornet with 80% profit participation in the Placer joint venture until Infornet recoups its in- vestment, at which time the profit share reverts to 49% to Xin Hai and 51% to Infornet. In other words, a) before Infornet has recouped its capital investment, 80% of the profits go to Infornet, 20% to Xin Hai; and b) after Infornet has recouped its invested capital, 51% of profits go to Infornet and 49% go to Xin Hai.

     Xin Hai is currently a supplier of internet services in China in the major cities Beijing, Guangzhou, Shanghai and Shenyang. Xin Hai management is currently planning to open offices in some other cities, for which licenses are already in hand. Licenses in 6 other major cities are in hand.

     Revenues: Xin Hai will contribute all revenues to Placer. Placer exclusively owns the revenues collected from all the services and activities of Xin Hai. Xin Hai will receive no revenues other than through its Placer joint venture with Infornet.

     Paying customers: The Company business presently comprises three (3) aspects: internet access and content services, domain name registration and online auction & e-commerce. During the month of December 1999, total customers reached 50 000, triple the subscriber base achieved at year-end 1998. Of these, approximately 45,000 were paying customers, the others taking advantage of the various free trial periods or services offered to them.

      Placer Technologies Corp., the Company's joint venture with Xin Hai Technology Development Ltd., has obtained the approval of MOFTEC, China's Ministry of Foreign Trade and Economic Cooperation, and has a business license.

JOINT VENTURE AGREEMENT
------------------------

     Operations of Placer Technologies Corp., the joint venture Company, are defined in the "Operating Agreement of the Cooperative joint venture Contract". Xin Hai Technology Development Ltd., the Chinese partner in the Placer joint venture, is contracted by the Placer to conduct the day-to-day operations.

Joint Venture
--------------

Under the joint venture agreements, Xin Hai is responsible for:

- coordinating with all existing customers and actively promoting sales and applications of the joint venture company's products, as well as supporting sales of goods and services of the joint venture company to customers;
- obtaining all required permits and authorizations (whether local, municipal, provincial, state or other) and registrations which may be required or applicable to the constitution of the joint venture company including the preparation and submission of the necessary documents for the examination and approval authorities;
- securing and obtaining all necessary licenses, permits and authorizations from the administration which may be applicable or necessary to the business of the company;
- assisting the joint venture company in handling the applications for processing import customs declarations for the machinery and mechanical and electronic equipment to be used and arranging transportation and delivery within the Chinese territory;
- assisting the joint venture company in contracting for and obtaining all necessary infrastructure and utility facilities, such as water, electricity, transportation, etc;
- according to applicable laws and regulations in China, assisting the joint venture Company in applying for and obtaining a reduction or exemption of taxes, including local taxes, business tax, import or custom duties, sales taxes or other duties on material, equipment or other goods imported into China for the purposes of the joint venture company, and in obtaining other preferential tax treatments for the joint venture company and the parties for the maximum available period;
- obtaining all necessary permits or authorization from the appropriate foreign exchange control bureaus confirming the Infornet can have access to all required U.S. dollars or other foreign currency acceptable to it and that Infornet can send its investments to the overseas;
- Xin Hai warrants that it will not cooperate with any party other than Infornet with regard to business of the Company;
- Performing any other responsibilities as may be agreed upon by and between Parties.

The Company is responsible for:

- making the capital contribution to the joint venture company as contemplated in the joint venture agreements for capital and operations funds in accordance with the laws and regulations in China;
- assisting Xin Hai in purchasing and/or leasing equipment, material, office supplies, transportation, communication lines from local or overseas suppliers;
- within the China's territory, Infornet warrants that it will not cooperate with any other party than Xin Hai for the business specified in this agreement.

     Placer Technologies Corp., the joint venture, collects internet revenues from Xin Hai Technology Development Ltd. All Revenues are deposited by Xin Hai into a bank account in the name of Xin Hai which shall require joint signatures and joint seals of both a Xin Hai authorized officer and a Placer joint venture authorized officer for any withdrawal of money from it. Forty percent (40%) of the Revenue shall be transferred to another bank account (second account) of the Xin Hai while the other sixty percent (60%) of the Revenue shall be transferred to a bank account of the Placer joint venture. The forty percent (40%) Revenue transferred to a second account of Xin Hai shall be used to cover the Operating Expenditures. If the amount is less than actual Operating Expenditures, Xin Hai shall obtain the balance from the joint venture company (on a month by month basis). If the amount is higher than the actual Operating Expenditures then the Xin Hai must remit the surplus to the joint venture company. The use of the sixty percent (60%) internet revenue transferred to the joint venture company shall be treated as business revenue of the joint venture company and shall be used to pay returns of investment capital, fees for technical and management services performed by the joint venture, or remitted as profits to the joint venture participants.

     The Placer joint venture is liable for the operating expenditures of the internet network. These operating expenditures include: space and office rental, salaries, and overhead of network operators, leased lines, miscellaneous office furniture and equipment, internet system hardware and software, advertising, travel and promotion, reasonable entertainment, marketing costs, insurance and management cost.

     Infornet Investment Ltd. is obligated to contribute all of the registered capital of the Placer joint venture. Xin Net Corp. provides the funds to Infornet. Under the joint venture the registered capital is 525,000 USD and total amount of in- vestment (registered capital plus external financing) is 2,000,000 USD. Both of these amounts have been increased in order to better reflect foreseen requirements. Infornet has contributed an additional capital amount of 1,000,000 USD, resulting in a total contribution of 1,525,000 USD. No further capital contribution is required from Infornet, however the Company has advanced and will continue to advance loans to the joint venture as necessary to continue the business, but subject to the limits of the Company's capital. Loans made to the Placer joint venture by the Company amounted to 1,558,689 USD at December 31, 1999. These loans are further described in Part III Item 12 "Certain Relationships and Related Transactions". Xin Hai has not contributed to the registered capital or loans to the Placer joint venture.

Certain Obligations of the Joint Venture Company
------------------------------------------------

     Under the joint venture  contract,  the joint venture provides the internet
network  with  all  the  communication   equipment  as  well  as  the  necessary
accessories for selling or leasing to end users.

      The joint venture also shall perform or cause to be performed all the engineering services in respect of the internet network which include but shall not be limited to: the engineering design; the integration, the installation and the testing of the internet network; the customization of the internet network protocol and of the network management software; the development of end user interface software and user application software; the technical support to the internet network and advisory service on maintenance; the supply of parts and instruments to the internet network.

     Xin Hai Technology Development Ltd. holds the "business," including ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the internet Network shall remain with the joint venture during the term of the joint venture. Xin Hai shall, subject to the Agreements, be entitled to the custody and control of such assets on behalf of the joint venture. Subject to the prior written approval of the joint venture, title to any such assets may be vested in Xin Hai and, in all such cases, such assets shall be held by Xin Hai in trust for the joint venture. Xin Hai is not liable for further capital contribution.

     The day-to-day network operations of the joint venture are conducted by the Chinese partner, Xin Hai. General management is assumed by Mr. Xin Wei, an employee of Infornet Investment Corp. (the Company's wholly owned Canadian subsidiary), who is also the president of Xin Hai Technology Development Ltd. Strategic issues and decisions are tackled by a team comprised of the Company's board of directors and Mr. Xin Wei. Xin Hai Technology Ltd. has agreed as an addendum to the joint venture agreement that until all investment in the Placer joint venture has been recouped by the Company and thereafter for a period of 15 years, the Company will designate the managers/directors of the joint venture and control the decisions of the joint venture.

      The joint venture may be terminated prior to the expiration of its 20 year term in one of the following ways:

-breach of agreement which goes uncured
-by mutual agreement between the partners;
-in case the joint venture is bought by a third party;
-or, in case of bankruptcy, or receivership or liquidation of a party; -excessive losses due to force majeure.

Upon termination, the assets of the joint venture will be liquidated or sold and the proceeds will be allocated:
      -a) if Infornet Investment Ltd. has not yet recouped its invested capital, 80% goes to Infornet and 20% goes to Xin Hai.
      -b) if Infornet Investment Ltd. has already recouped its invested capital, 51% goes to Infornet and 49% goes to Xin Hai.

Events of Default
-----------------

      If any party fails to perform its duties specified in the present joint venture contract or in the Articles of Association, or if the Party seriously breaches the provisions of the joint venture contract or of the Articles of Association, and thereby causes damage to the operations of the joint venture company or causes directly or indirectly, the failure to reach the goals regarding the operations specified in the joint venture contract, such act shall be deemed an event of default by the Party who breaches the joint venture contract. The other Party is entitled to claim for remedy, and shall have the right to terminate the joint venture contract by filing an application to the competent examination and approval authorities. Should the joint venture company continue to operate, the Party who breaches the joint venture contract must compensate for the economic losses and damages incurred by the joint venture company and the shareholders thereof.

      The joint venture provides that within eighty (80) days after the end of each Fiscal Year, an annual report will be prepared for such Fiscal Year containing: audited financial statements as at the end of, and for, such Fiscal Year (prepared in accordance with international generally accepted accounting principles (International GAAP) adopted in China consistently applied, with comparative financial statements as at the end of, and for, the immediately preceding Fiscal Year) containing a balance sheet; a statement of profit and loss; a statement of changes in financial position; and a statement of change capital; a report of the Auditors on such financial statements stating that such financial statements have been prepared in accordance with international generally accepted accounting principles (International GAAP) adopted in China consistently applied; a report an allocations and distributions (whether directly or indirectly) to the Parties;

INDUSTRY AND CHINA MARKET

China Economy
-------------

      China is one of the largest countries in the world and is the most populated. Since 1949, China underwent about 30 years of severe central planning and was mostly closed to the outside world. Within that period the country was subjected to the "Great Leap Forward" of the late 50's and the "Cultural revolution" of the late 60's. When the country was returned to a market economy by Deng Xiaoping, 1 billion Chinese were set free to pursue economic growth and its rewards. Today, after over 20 years of economic reforms, China has risen from an under-developed economy with little technical or industrial expertise to the third largest economy in the world after the United States and Japan.

China - Computer Industry

     With 1.2 billion people, China accounts for about one fifth of the world's population. Computer usage is rapidly growing leading to an optimistic outlook about the prospects for the computer market ("Computer: A Rising Household Necessity", Beijing Review, Dec. 14-20, 1998; "Computer Sales Surge in China", Asia Times, Tuesday February 4, 1997; "Computer huge growth industry in China", The Vancouver Sun, Thursday December 17, 1998)).

     According to the Vancouver Sun article, "computer consultant International Data Corp. (IDC) predicted that PC sales in China would amount to 3.9 million units in 1998, a 30% increase over the previous year. During the second quarter of the year, 994,000 PC units were sold, making the Chinese market the second-fastest growing market for PCs in Asia, after India. Growth is expected to keep climbing in 1999, with IDC forecasting sales of 4.9 million units for this year. Analysts expect tremendous long-term growth in the consumer market because of China's large population and the actually low penetration rate of home computers." Although large companies like IBM and Microsoft dominate the world market, in 1998 Chinese PC companies held about 60% of the domestic market share. The reason is simply one of price and affordability (Asia Times, Feb. 4, 1997, Beijing Review, Dec. 14-20, 1998.)

China - Computer Affordability
------------------------------

     The following is an excerpt from the Beijing Review, December 14-20, 1998 report: "At present, 10 million computers are in use in China, and the computer industry's output value in 1997 was 135 billion yuan, equaling the combined total in the previous five years. Families are the chief buyers. According to a sample survey, 30 percent of computers sold in 1995 were bought by households, rising to 50 percent in 1997. This is attributed to such factors as improved purchasing power, increasing demand for information, and computer prices gradually falling to a commonly acceptable level. Total computer sales in 1997 rose 63 percent over the previous year, and this year and next will see another 10 percent of Chinese families buying a PC."

     An article in the Wall Street Journal, August 19, 1999, titled "Chinese Consumers Are New Market for PCs" reported that computer sales for use at home grew 80% in 1998 in China.

China - Internet
----------------

     PC sales are most relevant to the growth of the number of internet users (South China Morning Post, August 12, 1999). Over 93% of Internet users in China access the Internet through PC's (BDA Report, p.2 and p.243). Chinese internet users have increased from 5,000 in 1994 to 900,000 by the end of 1997. There were about 2.1 million at the end of 1998, and by the end of year 1999, there were 8.9 million users (BDA Report, p. 163 and China Internet Network Information Center, December 1999 survey).

     Large corporations are entering the China market. In March 1999, Microsoft unveiled a new product called Venus, developed by a joint venture in China. "Venus" would let Chinese consumers view the internet through their TV sets and is similar to Microsoft Web TV product in the U.S.("Microsoft Sees Internet as Key to China", The Globe and Mail, Thursday March 11, 1999)

Future Plans for ISP in China
-----------------------------

     China has recently allowed other domestic companies to do businesses formerly monopolized by China TeleCom. Presently, foreign investors are still restricted from direct operation. China is also investing heavily to improve the bandwidth and the quality of their backbone - ChinaNet, while at the same time reducing the rates for telecommunications services (BDA Report, p. 53-57 and p.
249). Based on those facts, Xin Hai plans to open more offices in major cities and enhance E-commerce and other value-added services.

Governmental regulation for internet services in China
------------------------------------------------------

      To date, Chinese internet operating licenses have been restricted to Chinese companies only.

     The Company, through its subsidiary Infornet, participates in the joint venture with Xin Hai Technology Development Ltd., a Chinese privately owned company in the internet business in China. If the Chinese government liberalizes policy toward foreign participation in internet Operating Licenses, it could substantially increase competition in the markets where the joint venture operates. Thereby adversely affecting the company markets.

     The Chinese government, while currently open to joint venture, could at any time, restrict operations, or expropriate from foreign participants' assets in China. Any such action could have disastrous financial consequences to the company and its business.

     An article in the August 1999 issue of "China Today", titled "Government Encourages Market Competition in Telecommunications Industry" mentions "Since 1990, fixed telephone line use has been steadily increasing at an annual rate of 40 percent, and mobile phone use has been increasing 157 percent annually. According to the World Telecommunications Yearbook, China's telecommunications industry growth is the fastest in the world."

Competitive Conditions
----------------------

     Privately owned ISPs often compete with government owned or affiliated ISPs. The playing field is not always level, as the latter can benefit from subsidized access to dial-up lines, leased lines and internet bandwidth (BDA Report p. 94). The Company does not have a joint venture with a Chinese government owned company, but rather leases lines from China Telecom. In China, access to the internet is predominantly achieved using telephone lines. Growth in internet usage is largely an urban phenomenon; to the 20% of the Chinese population who reside in the cities, the telephone is a common commodity.

     In spite of severe competitive conditions, the Company plans to grow its business in China based on excellent service, user friendliness and interesting content on its web site.

     The growth in number of internet users does not translate into the same growth in number of internet subscribers. This is due to the fact that many users access the internet at work, through their employers' internet access; moreover, several individuals may access the internet using a single subscriber account.

     Dial-up  internet  access is still  expensive in China as compared to North
America for example, even more so when the average salary is taken into consideration. However long distance telephone rates are coming down, as shown by the significant tariff reduction by Chinanet on March 1, 1999. In addition, the Shanghai Telecom offers to its telephone subscribers the free installation of a second telephone line.

     The Company has introduced an expanded online E-Commerce service to the Chinese market in 1999. The joint venture now operates a live online auction site.

     To facilitate growth the joint venture will solicit PC manufacturers and retailers to bundle services, put more effort on system integration services, and will offer more value-added services. Types of value-added services include: daily news (world, national, local & community, weather, sports, financial), hyperlinks to other websites, games, chatrooms, auction, e-commerce (business to business, business to consumer, consumer to consumer) and advertising. Revenues from e-commerce operations will consist of fees collected from businesses, such as restaurants, flower shops, etc. that advertise on the joint venture's web site. The joint venture currently receives revenues from the new on-line auction business in the form of listing fees from sellers and commissions from sellers on goods and services sold through successful bids. Portal type home page will be enhanced by the provision of the daily news, hyperlinks, games and chatroom. E-commerce will be enhanced by having more and more e-business to use our xinbid.com (presently auction) platform and ultimately adding business to consumer and consumer to consumer on-line trading. The joint venture will also look for strategic alliances with suitable partners.

     The network in which the Company participates as a joint venturer has attracted more than 200,000 clients in 3 years of operations. Xin Hai Technology Development Ltd. (joint venture partner) has about 200 employees at its present locations in Beijing, Shenyang, Shanghai and Guangzhou.

Industry Background
-------------------

     Development of the internet. The internet is a global network of interconnected, separately administered public and private computer networks that enables commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information, provide entertainment and conduct business remotely. Use of the internet has grown rapidly since the start of its commercialization in the early 1990's. International Data Corporation, also referred to as IDC, estimates that there were approximately 23.4 million internet users in Asia (including Japan) at the end of 1998 and projected that the number of users will grow to 98.7 million by the end of 2003. This reflects a compound annual growth rate of 33.4%. This rapid growth in the popularity of the internet is due in large part to increasing computer and modem penetration, development of the Web, the introduction of easy-to-use navigational tools and utilities, and the growth in the number of informational, entertainment and commercial applications available on the internet (BDA Report, p. 141-148, 179-198, 200-209). Technological advances relating to the internet have occurred and continue to occur rapidly, resulting in more robust and lower cost infrastructures, improved security and increased value-added services and content. Growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide internet based applications and services within their organization and to customers and business partners.

     World Wide Web. An important factor in the widespread adoption of the internet has been the emergence of a network of servers and information available called the World Wide Web. The Web is a network medium rich in content, activities and services. A few examples of what is available on the Web include magazines, news feeds, radio broadcasts, and corporate, product, educational, research, and political information, as well as activities, including chat and Web communities and customer services, including reservations, banking, games and discussion groups.

      The rapid deployment of the Web has introduced fundamental changes in the way information can be produced, distributed and consumed, lowering the cost of publishing information and extending its potential reach. Companies from many industries are publishing products and company information or advertising materials and collecting customer feedback and demographic information interactively. The structure of Web documents allows an organization to publish significant quantities of information while simultaneously allowing each user to view selected information that is of particular interest in a cost effective and timely fashion.

     Asia-Pacific  internet  Growth  Opportunities:  The  Company  believes  the
Asia-Pacific region presents a promising market for internet growth. IDC forecasts in its March 1999 publications that in the Asia-Pacific region (including Japan), the number of internet users will increase from 23.4 million at the end of 1998 to 98.7 million by the end of 2003, reflecting a compound annual growth rate of 33.4%, while in the more developed U.S. internet market, the number of internet users will increase from 70.1 million in 1998 to 181.1 million in 2003, reflecting a compound annual growth rate of 20.9%. Industry research projects that internet users outside the United States will surpass U.S. users by the year 2000. (IDC - International Data Corp.)

     The Company believes the recent economic downturn in the Asia-Pacific region has not significantly slowed the rate of internet penetration in many individual Asia-Pacific markets, as consumers and corporate customers have discovered that internet applications, such as e-mail and Web site advertising, represent lower-cost substitutes for comparable non-internet products and services. In addition, the Company believes the recent volatility in
Asia-Pacific financial markets has increased the demand for reliable, around-the-clock news and information on local, regional and global events, which is often readily available only through the internet.

     IDC has projected high growth in both internet usage and personal computer installations, important indicators for internet accessibility in each of the primary markets in which we currently operate. The following table summarizes key historical and projected data in the China and Asia markets (information provided by IDC):
                                                                      Compound
                                                                       Annual
                                                                     Growth Rate
                                                  1998      2003      1998-2003
                                                --------------------------------
                                                (in millions except
                                                 penetration rates)

China

 Number of internet users (a)                       2.4      16.1         46.3%
 Number of PCs installed (a)                        9.9      35.1         28.8%
 Internet penetration rate (b)                      0.2%      1.3%        45.4%
 PC penetration rate (c)                            0.8%      2.7%        27.5%
 Population (d)                                 1,236.9   1,291.1          0.7%

Hong Kong

 Number of internet users (a)                       0.7       2.2         25.7%
 Number of PCs installed (a)                        1.6       2.5          9.3%
 Internet penetration raw (b)                      10.6%     30.3%        23.4%
 PC penetration rate (c)                           24.2%     35.3%         7.8%
 Population (d)                                     6.7       7.2          1.4%

Asia (including Japan) (e)

 Number of internet users (a)                      23.4      98.7         33.4%
 Number of PCs installed (a)                       65.0     130.0         14.9%
 Internet penetration rate (b)                      0.8%      3.2%        32.0%
 PC penetration rate (c)                            2.2%      4.2%        13.8%
 Population (d)                                 2,895.5   3,063.4          1.1%


(a) International Data Corporation, March 1999
(b) Calculated by dividing number of internet users by country population
(c) Calculated by dividing the number of PCs installed by country population
(d) United States Census Bureau, December 1998
(e) Sum of China, Hong Kong, Taiwan, Australia, New Zealand, Singapore, Malaysia Thailand, Japan, Philippines, Indonesia, India, South Korea and Vietnam

CHINA. China has a population of approximately 1.2 billion and an internet penetration rate of approximately 0.2% at 1998. With its large population and government commitment to the development of the internet, the Company believes China represents enormous potential for internet use in the long-term.

HONG KONG. Hong Kong has a well-educated, technologically sophisticated population. With a population of 6.7 million and an internet penetration rate of approximately 10.6% at 1998, the Company believes Hong Kong should be quick to utilize internet technologies.

ASIA. With a projected internet user compounded annual growth rate of over 30% per year during the five-year period between 1998 and 2003, the Company expects online opportunities to develop significantly in Asia.

The Internet as a New Business Medium
-------------------------------------

     The growth in the number of internet users, the amount of time users spend on the internet, the increase in the number of Web sites and the rate of internet and PC penetration is being driven by the increasing importance of the internet as a content resource, advertising medium and platform for consumer services.

     E-commerce. The internet is dramatically affecting the methods by which consumers and businesses are evaluating and buying goods and services, and by which businesses are providing customer service. Businesses have sought to capitalize on the internet as a platform for consumer services through the establishment of Web sites devoted exclusively to the dissemination of information relating to their products and services. The Company's services cater directly to such businesses seeking to expand online, and the joint venture is able to provide comprehensive solutions to clients ranging from the design and development of their Web site to access.

     As part of providing services, the joint venture also assists businesses seeking to conduct sales transactions directly to consumers through e-commerce on their Web sites. The internet provides online merchants with the ability to reach a global audience and to operate with minimal infrastructure, reduced overhead and greater economics of scale, while providing consumers with a broad selection, increased pricing power and unparalleled convenience. As a result, the volume of business transacted on the internet is anticipated to grow in significance.

     The joint venture has also sought to engage in e-commerce to capitalize on the revenue generating opportunities through our ISP system. In September 1999, the joint venture launched on online auction site in China. IDC projects that e-commerce in China, will grow by a compound annual growth rate of 242.8% and will reach approximately $3.8 billion, in 2003.

The Xin Net Opportunity
-----------------------

     Xin Net offers a comprehensive suite of internet related services and solutions to the China and Asia markets. The Company believes that by offering an integrated platform of content, community and commerce and related services, the Company is well positioned to capitalize on the growth of the internet throughout Asia.

Company Strategy
----------------

     The Company strategy is to capitalize on the internet growth in China and Asia and among Chinese users. The Company believes the China and Asian markets represent one of the fastest growing and potentially one of the largest user groups on the internet today. In order to capitalize on this growth opportunity in the China and Asian internet markets, the Company entered into the joint venture to provide access to subscribers/users, create a platform for e-commerce and value-added services specifically tailored to the China market.

     The Company believes the China market will adopt Web-based e-commerce as an increasing number of businesses and consumers embrace the internet as a viable method of purchasing goods and services. Over the long-term, the strategy is to facilitate e-commerce developments in these markets and generate revenues on a transaction basis for businesses over the joint venture network.

     In order to increase traffic and build the market, the Company will continue to pursue strategic relationships with prominent, internationally recognized business partners who offer quality content, technology and distribution capabilities as well as marketing and cross-promotional opportunities.

Company Products, Services and Solutions
------------------------------------

     The operating partner in China, Xin Hai, has been granted internet licenses in six new Chinese cities. They are Guangzhou (formerly Canton), Dalian, Nanjing, Wuhan, Chengdu and Xian. Together with Beijing, Shanghai, Shenyang and Taiyuan, Xin Hai now has licenses for ten major cities with a combined population of about 80 million. Geographically, Xin Hai has enough cities to form a major national ISP company. After a month of pre-opening sales and marketing, the Shanghai office is fully operational as of July 1, 1999. Following Shanghai, management opened an office in Guangzhou, the key city in Southern China, in November 1999.

     The joint venture is now offering domain name registration services. Xin Hai has recently incorporated the website WWW.CHINADNS.COM, the first in China to offer online site registration. The joint venture also provides web hosting and web page design services.

     The partner in the joint venture, Xin Hai, has been awarded "Strategic Partner" status from IBM China. This status officially identifies Xin Hai as an OEM for IBM hardware and software including Netfinity servers, PC's, Intellistation Work Stations, ThinkPad, Aptiva Multimedia PC's and all related products. OEM stands for "Original Equipment Manufacturer." Although neither the joint venture nor Xin Hai is an equipment manufacturer, IBM uses this OEM term to describe its partnership with Xin Hai. Xin Hai now has the right to use IBM in its advertising and promotional material, and receive special support and training from IBM. This is recognition from IBM of Xin Hai position in the China internet market.

Xin Hai Network
---------------

     The joint venture ISP system and business is organized on the fundamental concept of internet access and commerce. This basic structure is a platform for creating a rich variety of online products and allows the joint venture to be an attractive host to online advertisers. The joint venture not only hosts and serves advertising, but strategically directs internet traffic to Web sites designed hosted, or maintained or on the joint venture network.

     Content Services. The joint venture provides a one-stop gateway to the internet that aggregates, organizes and delivers information to meet the needs of users interested in localized information pertaining to China. This localized content is delivered through our network ISP.

     Chnmail.com is the joint venture premier site for content, community and commerce products and services in simplified Chinese, entertainment as well as providing value-added community services through chat and message board services.

Marketing
---------

     The Company has already achieved some name recognition and market share. Going forward, the joint venture will seek to achieve even broader market penetration and increase the use of services by well designed advertising campaigns and advantageous promotional offers to new subscribers.

     Increasing Usage By Existing Consumers. The joint venture regularly enhances services and updates content hosted on the network in order to encourage frequent visits by users. The joint venture offers community building services designed to increase user usage and loyalty. The joint venture is developing personalized services that enable consumers to establish a personal profile and receive information targeted to their interests. Because customizing these personalized services typically requires some effort and time on the part of the consumer, the Company believes that consumers who use personalized services will continue to use the joint venture services and not switch to a competitive service.

Joint Venture Employees
-----------------------

     As of the end of March 2000, the Xin Hai had approximately 200 full-time employees in marketing, sales, technical operations, management and support. All employees exclusively work on the joint venture business. The Company's future success will depend in part on the ability to continue to attract, retain and motivate highly qualified technical and marketing personnel. From time to time, the joint venture also employs independent contractors to support development, marketing, sales and support and administrative organizations. Xin Hai employees are not represented by any collective bargaining unit and the joint venture has never experienced a work stoppage.

Facilities
----------

     Servers. The systems infrastructure consists of multi-vendor server systems geographically located in China, in Beijing, Shanghai and Shenyang interconnected to the internet through co-location at major ISP data center facilities and at our own sites. The auction site infrastructure is located in British Columbia, Canada.

Regulation of Internet Operations
---------------------------------

     Under the Administrative Measures on Security Protection for International Connections to Computer Information Networks, any use of the China internet infrastructure which results in a breach of the public security or the provision of socially destabilizing content is a violation of Chinese laws and regulations. A breach of the public security includes:

-     breach of national security or disclosure of State secrets;
- infringement on State, social or collective interests or the legal rights and interests of citizens; or
-     illegal or criminal activities.

Socially destabilizing content includes content that:

- incites defiance or violation of the China Constitution, laws, or administrative statutes;
- incites subversion of State power and the overturning of the socialist system;
-     incites national division and harms national unification;
- incites hatred and discrimination among nationalities and destroys national unity;
- fabricates or distorts the truth, spreads rumors or disrupts social order;
- spreads feudal superstition, involves obscenities, pornography. gambling, violence, murder, horrific acts or instigates criminal acts;
- openly humiliates another party or slanders another party through a fabrication of the truth;
-     damages the reputation of a State organ; or
-     violates the Constitution, laws or administrative statutes.

     If through the provision of services to users in China, the joint venture commits any of the above, whether with or without intent, it would be subject to significant liability. Potential liability would include being disconnected from the ChinaNet or blocked in China. Where breaches are severe, criminal proceedings may be initiated against the joint venture and the Company.

     The joint venture partner, Xin Hai, provides regulatory advice and reviews content provided through the network to determine whether such content is in compliance with China regulatory requirements. Because of the stringent requirements relating to the type of content allowed utilizing the China internet infrastructure and a conservative interpretation of such regulations, the content provided over the joint venture network is stringently edited and may not be as interesting as other Web sites which do not try to comply with China regulatory requirements. Such Web sites, however, may run the risk of being blocked from the PRC internet infrastructure by local public security bureaus.

     China has also enacted other regulations governing internet connections and the distribution of information via the internet According to the Administrative Measures on China Public Multimedia Telecommunication. internet content providers are required to report to the Ministry Information Industry (the predecessor of Ministry of Post and Telecommunications) or provincial Post and Telecommunication Bureau for verification and to enter into an interconnection agreement and undertaking letter for information security with China Telecom or other node Service Providers. The joint venture has complied with these requirements.

   Under the Administrative Measures on Security Protection for International Connection to Computer Information Networks, entities with their computer information networks interconnected with the internet are required to register a notice filing with the relevant authorities designated by local public security bureaus. The joint venture has fulfilled these registration procedures.

     The joint venture will encounter substantial competition from other internet service companies, most of which are major multinational corporations. Any potential purchaser of the shares should carefully review all "Risk Factors" section and the "Financial Statements" section herein.

Products, Services, Markets, Methods of Distribution and Revenues.
-------------------------------------------------------------------

     Internet Services are presently the principal services of the Company through its joint venture. The market is focused on China's major cities. Xin Hai offices in Beijing and Shenyang have been operating since 1997. The Shanghai office opened in June/July 1999. The Guangzhou office opened in November 1999. Revenues come from subscription fees, domain name registration, online usage fees, home page design fees and other miscellaneous sources.

Working Capital Needs
---------------------

     The working capital needs of the Company arise primarily from: the need for capital for the joint venture, expanding existing capacity of the joint venture services, to open more offices in other major cities, to launch new value-added services, enhance capability for E-commerce design and development in China. These requirements have been met by a private placement for an amount of US$5.5 million in May 1999 which provided the needed working capital for the near and medium term of the Company.

Dependence on client base.
--------------------------

     Presently all revenue comes through the joint venture from subscription fees, net cards, advertising and domain name registration from the client base in Beijing, Guangzhou, Shanghai and Shenyang. At the end of October 1999, the number of subscribers totaled over 31,000 and increased to over 40,000 at the end of November 1999 and to over 200,000 in April 2000. The joint venture and Company's dependence on this client base will continue in the foreseeable future.

Backlog of Orders.      None.

Government Contracts.   None.

Competitive Conditions.
-----------------------

     A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted, may affect the marketing of the internet access and services to the joint venture. These factors include political policy on ISP's operation, political policy to open the doors to foreign investors, and the availability of adequate capital. The internet Services industry in China is highly competitive. The joint venture faces competition from government owned ISPs and other privately owned ISPs. Many of them possess greater financial and personnel resources than Xin Hai and the joint venture and therefore have greater leverage to use in developing new services, expanding capacities, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The markets for internet services and content have increased substantially in recent years, but cost of lines rental is still the major expense of the joint venture. Currently, all ISPs can only rent lines from Chinese Government Telecommunications Companies. There is uncertainty as to future line cost, although it has been reduced by half recently and is expected to continue to come down. There is no assurance the Registrant's revenues will not be adversely affected by these factors.

      The market in China is monitored by the government, which could impose taxes or restrictions at any time which would make operations unprofitable and infeasible and cause a write-off of capital investment in Chinese ISP opportunities.

     A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted may affect the marketing of the ISP and services. These factors include political policy on ISP's operation, political policy to open the doors to foreign investors, the availability of adequate and width of the ChinaNet backbone and gateway.

Registrant Sponsored Research and Development.  None.
-----------------------------------------------------

Compliance with related Laws and Regulations.
---------------------------------------------

     The operations of the joint venture are subject to local, provincial and national laws and regulations in China. Xin Hai Technology Development Ltd. holds licenses to do businesses in the currently operated locations: Beijing, Shanghai, Guangzhou and Shenyang, as well as in six other cities. The joint venture is unable to assess or predict at this time what effect such regulations or legislation could have on its activities in the future.

      (a)  Local regulation -

     The Company cannot determine to what extent future operations and earnings of the Placer Technologies Corp. joint venture may be affected by new legislation, new regulations or changes in existing regulations.

      (b)  National regulation -

     The Company cannot determine to what extent future operations and earnings of the Placer joint venture may be affected by new legislation, new regulations or changes in existing regulations. (See Discussion of such laws previously under "Regulations of internet Operations" and "Government Regulation for Internet Service in China").

     The value of the Registrant's investments in the Placer joint venture may be adversely affected by significant political, economic and social uncertainties in China. Any changes in the policies by the government of China could adversely affect the Placer joint venture by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, the expropriation or nationalization of private enterprises, or political relationships with other countries.

Material Agreements
-------------------

      Joint Venture Agreement

     In a joint venture agreement dated August 25, 1997 through a 100% owned subsidiary Infornet Investment Ltd., (Registered in Hong Kong) - the Company entered into a joint venture with Xin Hai Technology Ltd. to provide technology and capital to expand ISP services in China. The Company agreed to contribute 100% of the capital expenditure of the joint venture; in return, Infornet Investment Ltd. will receive 80% of the profit generated by the joint venture until recoupment of its investment and thereafter the profit share will revert to 49% to Xin Hai Technology Development, Ltd. and 51% to the Company. Substantial description of other substantive provisions have been summarized in the Business section under "Joint Venture Agreement" on page 5.

YEAR 2000 CONSIDERATIONS

     The Company has assessed and continue to assess the risk of "Y2K" problems in the operation of its business. This includes an examination of all computer-controlled processing and analytical equipment, the power supply to the facility, telephone, banking services and water supply to the facility. We have completed the Y2K assessment and taken all corrective action required through software upgrades and equipment modification. Should further problem areas be noted, corrective action will be taken to minimize disruption of the Company's operation.

     Year 2000 issues "Year 2000 problems" result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged in business activities, which rely on information technology ("IT") systems including for billing and accounting, as well as system connections for ISP customers and servers. All of the joint venture hardware and software have been upgraded for 2000 compliance accordingly, the Company does not believe that it will be materially affected by Year 2000 problems, except potentially from third party internet and telephone systems which could be impaired by partial system disruptions. Moreover, while the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's operations, it does not believe that such third-party Year 2000 problems will affect the company in a manner that is different or more substantial than such problems affect other similarly situated companies. The joint venture has designed a limited contingency plan with respect to Year 2000 problems that may affect the Company or third-party suppliers.

      The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Policy. The nature of the Company's business does not subject it to compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, which would have a material effect upon capital expenditures, earnings or competitive position.

(b) Parents and Subsidiaries

      Parent

      XIN NET CORP., a Florida corporation

      Subsidiaries

      INFORNET INVESTMENT CORP., a British Columbia corporation (100%) INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)

      PLACER TECHNOLOGIES CORP., a joint venture in China (80%, reverting to 51% Infornet Investment Limited and 20%, reverting to 49%, Xin Hai Technology Development).

Number of Persons Employed.
---------------------------

      As of March 31, 2000, the Company had two employees, Xiao-qing Du and Xin Wei, through Infornet Investment Corp., each at a salary of C$2,500 per month, involved in the day-to-day management of the Company: Du in Canada and Wei in China.

     Xin Hai,the Chinese partner in the Placer joint venture, had approximately 200 full-time employees in China at the end of March 2000.

ITEM 2.   PROPERTIES
----------------------

     The Company currently maintains an office at #830, 789 W. Pender Street, Vancouver, B.C., Canada as its corporate headquarters. It has offices in Beijing China at Suite 210, Building B, No. 11 Wu Gen Lin Road, West District, Beijing, China, which are the offices of Xin Hai and the joint venture. Other offices are in Shanghai, Shenyang and Guangzhou.

As of December 31, 1999, The Registrant had the following tangible assets. (The amount is quoted in US Dollar)

(a)  Real Estate.                            None

(b)  Computer and Office Equipment           $422,620

ITEM 3. LEGAL PROCEEDINGS
-------------------------

      The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

      No director, officer or affiliate of the Company, and no owner of record of beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
----------------------------------------------------------------------------

     (a) The Registrant's common stock is traded on the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the Registrant's common stock for years ended December 31, 1997, December 31, 1998 and December 31, 1999 as follows:

                                  Bid (U.S. $)
                                  ------------
                                      1999
                                      ----
                                High        Low
                                ----        ---
First Quarter                 $2.00       $ .34
Second Quarter                $6.625      $1.625
Third Quarter                 $4.00       $1.469
Fourth Quarter                $5.187      $1.125

                                      1998
                                      ----

First Quarter                 $ .53        $.187
Second Quarter                  .375        .15
Third Quarter                  1.06         .25
Fourth Quarter                  .78         .24

                                      1997
                                      ----

First Quarter                 $ .75        $.03
Second Quarter                  .84         .68
Third Quarter                   .45         .25
Fourth                          .50         .156

      Such Bulletin Board quotations reflect  interdealer  prices,  without mark
up,  mark  down  or  commission  and  may  not  necessarily   represent   actual
transactions.

     (b) As of December 31, 1999, the Registrant had approximately 6,800 shareholders of record of the common stock.

     (c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Registrant does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      The information presented herein, should be read in conjunction with the Registrant's consolidated financial statements and related notes appearing elsewhere herein.

     The Company had cash capital of $5,293,429 at 1999 year end compared to $336,189 at year end 1998.

     The Company had no other capital resources other than the ability to use its common stock to achieve additional capital raising in a private placement. The Company has equipment of $422,620 on the books which is not necessarily liquid at such value. Other than cash capital, the other assets would be illiquid.

     At the fiscal year end the Company had $5,851,647 in current assets and current liabilities of $220,961. The increase in cash was largely due to a private placement of units in May, 1999.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital at the end of the period of $5,293,429 which will be used to fund operations in China. The Company has material commitments to expend funds to cover operating expenses of operations in China and investment to expand its business in China with internet servers. The trend of operating losses could continue due to costs of equipment, start up operations for new locations and marketing which precede development of additional revenue for the internet.

     At the period end, the assets of the Company were $6,275,190 and liabilities were $347,230, not including long term lease obligations.

     The Company has revenues from joint venture operations at this time. However capital from private placements and/or borrowing against assets and/or from warrants being exercised by warrant holders, is required to fund future operations. The Company completed a private offering of common stock at $0.40 per share for $750,000 in June 1998. In 1999 the Company closed a private placement of 5.5 million units of common stock at US$1.00 per Unit consisting of one (1) common share and one (1) Non-Transferable Share Purchase Warrant. One
(1) warrant entitles the holder to purchase on or before March 31, 2001 one (1) additional unit of the issuer at a price of US$2.00 per Unit, each Unit consisting of one (1) common share and one (1) additional warrant. The additional warrant entitles the holder to purchase one (1) additional common share of the issuer at a price of US$5.00 per share on or before March 31, 2002.

     Outstanding warrants are not included in the "Liquidity and Capital Resources" and they are not valued in the financial statements.

RESULTS OF OPERATIONS

     The Company will carry out the plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be depleted by the operating losses (if any) of the Placer Technologies Corp. joint venture. For fiscal year 1999, the Company increased revenues derived from an increase in subscriber base, domain name registration and expanded e-commerce business.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     The Company achieved revenues of $1,067,535 in 1999 in the form of net sales from its joint venture with Xin Hai Technology Ltd. Its net sales in 1998 were $527,988. The Company had cost of revenues of $238,429 in 1999, as compared to $96,710 in 1998. Gross profit in 1999 was $829,106 compared to $431,278 in 1998. The Company incurred operating expenses of $ 2,197,148 in 1999 compared to operating expenses of $ 551,040 in 1998. Operating loss for 1999 was $1,129,123 in contrast to the 1998 operating loss of $23,052. The Company had other (interest) income of $173,013 in 1999 and $4,845 in 1998. The net loss in 1999 was $956,600 compared to the net loss in 1998 of $18,207. The per share loss for 1999 was $0.05, and the per share loss for 1998 was $0.001.

     Revenues increased from $ 527,988 in 1998 to $ 1,067,535 in 1999 mainly due to increased fees from dial-up access & e-mail subscribers and registration fees derived from the new online domain name registration business. New offices were opened in Shanghai in May 1999 and Guangzhou in November 1999. At the end of the year, the Company's subscriber base had increased to 68,000 ISP subscribers and domain name registrants, as compared to 17,000 ISP subscribers at the end of 1998.

     Operating expenses increased to $2,197,148 in 1999 from $551,040 in 1998. During year 1999, the Company expanded its business in China and undertook an aggressive marketing effort in order to develop a brand name. This initiative caused a significant increase in business development expenditure. The main items in this category comprised the following:

     -opening of new office in Shanghai and Guangzhou;

     -entering the online domain name registration business;

     -starting an online live auction business and leasing the required computer hardware;

     -increasing employee ranks and renting new and additional office space; and

     -carrying on an aggressive advertising and promotional campaign, including giving out free modems to new subscribers.

     Moreover, the Company became a fully reporting company in 1999, and had to comply with substantial additional requirements, which resulted in a significant increase in professional fees expenditure. Additionally, to properly account for a grant of 2,136,000 stock options in November 1999, expenditure has been increased by $256,320 USD.

     Future trends: The Company cannot assure that any profit on revenues can occur in the future, because the Company intends, under its joint venture agreement, to expand the business, including investing in further internet "backbone" and technology for its China internet operations. The Company expects to spend in excess of $3,000,000 in 2000 on development of its business in China, and it should be expected that it may have a loss on operations. Expenditure may be significantly higher if the Company acquires additional capital, for example through investors exercising warrants, and decides to accelerate its expansion plans.

CHANGES IN FINANCIAL CONDITION

     At year end 1999 the Company's assets had increased to $6,275,190 compared to $604,575 at year 1998. The current assets totaled $5,851,647 at 1999 year end compared to $376,179 at 1998 year end. Total and current liabilities at year end 1999 were $220,961 compared to $40,504 at 1998 year end. In May, 1999, the company completed a private offering of units which achieved $5,500,000 in cash. At December 31, 1999 the Company had $5,293,429 in cash.

NEED FOR ADDITIONAL FINANCING

     The Company has capital sufficient to meet the Company's current cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company may have to seek loans or equity placements to cover future cash needs to continue expansion. There is no assurance, however, that the available funds will ultimately prove to be adequate to continue its business and our needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

     If future revenue declines, or operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The registrant has no specific management ability, nor financial resources or plans to enter any other business as of this date.

     From the aspect of whether the Company can continue toward the business goal of maintaining and expanding the joint venture for internet services in China, the Company may use all of its available capital without generating a profit.

       The effects of inflation have not had a material impact on our operation, nor is it expected to in the immediate future.

     Although the Company is unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern. It is not uncommon for companies to shut down their operation or operate on a skeletal crew during the Chinese New Year holiday. Therefore in effect, the first quarter really has only two months for generating revenue.

Recent Accounting Pronouncements
--------------------------------

     In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which is effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 requires all prior period earnings per share data to be restated to conform to the provisions of the statement. The Company adopted SFAS No.128 for the six-months ended December 31, 1997. The adoption of this standard did not effect the Company's earnings per share.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by, or distributions to, owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the reporting of certain information about operating segments by public companies in both annual and interim financial statements. SFAS No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

      SFAS Nos. 130 and 131 are both effective for financial statements for periods beginning after December 15, 1997 and both require comparative information for earlier years to be restated. The adoption of SFAS No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The adoption of SFAS No. 131 will have no effect on the Company's financial position or results of operations and the Company is currently reviewing SFAS No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement, will have on future financial disclosures.

Market Risk
-----------

     The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     In connection with the audits of the most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
--------------------------------------------------------------------------------

     (a) The following table furnishes the information concerning our directors and officers as of March 31, 2000. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name                Age          Title                    Term
----                ---          -----                    ----

Xiao-qing Du        29        President of Subsidiary     Annual
                              Infornet Investment Corp.
                              and Director                Annual

S.Y. Marc Hung      55        President and Director      Annual

Ernest Cheung       49        Director  and Secretary     Annual

Maurice Tsakok      48        Director                    Annual

Xin Wei             30        President of Xin Hai        Annual
                              Development Corp. (Joint
                              venture partner of the
                              Company in China)

     On March 10, 1999 Jing Liang resigned as a director of the Company.

     On April 6, 1999, Xiao-qing (Angela) Du resigned as president of Xin Net Corp. Messrs. Maurice Tsakok and Marc Hung were elected to the board of directors. Marc Hung was appointed to the position of President.

The following table sets forth the portion of their time the Directors devote to the company:

Ernest Cheung     25%         Angela Du       100%
Marc Hung        100%         Maurice Tsakok   25%

      The term of office for each director is one (1) year, or until his/her successor is elected at the Registrant's annual meeting and is qualified. The term of office for each officer of the Registrant is at the pleasure of the board of directors.

     The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

     (b)   Identification of Certain Significant Employees.

     Strategic matters and critical decisions are handled by the directors and executive officers of the Company, Marc Hung, Xiao-qing Du, Ernest Cheung and Maurice Tsakok. Day-to-day management is delegated to Xiao-qing (Angela) Du, Marc Hung in Canada and Xin Wei in China. Du and Wei are employees of the wholly-owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of Xin Hai Technology Development, Ltd. and is also a director of the Placer joint venture. His time is split approximately 60% Xin Hai (operations) and 40% Placer (strategies, planning, business development).

     (c) Family Relationships. Xiao-qing Du and Xin Wei are husband and wife.

     (d) Business Experience.

      The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

     Xiao-qing (Angela) Du, President of subsidiary Infornet Investment Corp. and Director, age 29, was President and Director of the company from 1996 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan, Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment Corp., the wholly owned subsidiary in Canada and remains a director of the company.

     Ernest Cheung, Secretary and Director, age 49, has been Secretary of the Company since May, 1998. He received a B. Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now Merrill Lynch Canada. From 1992 - 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a Director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997.

     Marc Hung,  B.A.Sc.(E.E.),  M.A. Sc. (E.E.)  University of Montreal (1969 &
1971), President and Director, age 55, has been President of the Company since April 6, 1999. From May 1992 to April 1997, Marc Hung was director, Power System Technology, a division of Institut de Recherche en Electricite du Quebec (IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. >From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institute National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1997 to date he has been President and principal of Sinhoy Management, Ltd. From July 1998 to March 1999, Mr. Hung was on sabbatical for personal reasons, but acted as a consultant to Xin Net.

     Maurice Tsakok, Director, age 48, was employed, from 1994 to 1996, by Sagit Mutual Funds, a mutual fund company who as a Vice-President was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). From 1997 to date he has been a principal director in Gemsco Management, Ltd.

     Xin Wei is President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technologies Corp., the joint venture in China. Xin Wei graduated from Beijing Industry University in 1991 with a diploma in Computer Science. From 1991 to 1992 Xin Wei was a sales engineer of Beijing Sino-Soft Computer Institution. From 1992 to 1995 he was a Director of Beijing Xin Hai Technology Development Corp. From 1995 to 1996 he was a student in Canada. Mr. Wei has been director and secretary of Infornet Investment Corporation since January 1997. He became president and director of Xin Hai Technology Development, Ltd. in 1997 and retains such positions.

     (e) Directors Compensation

     Directors who are also officers of the Registrant receive no cash compensation for services as a director. The Company may grant options to directors under the Company's Stock Incentive Plan.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and exchange Commission regulation to furnish to Registrant with copies of all Section 16(a) that they file.

     Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company, although Marc Hung and Angela Du devote full time to the company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

      There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms - length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

EXECUTIVE COMPENSATION

      (a) Cash Compensation.

     Compensation paid by the Company for all services provided up to December 31, 1999 (1) to each of our executive officers and (2) to all officers as a group.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                        Cash Compensation             Security Grants

------------------------------------------------------------------------------

Name and      Year  Salary  Bonus  Consulting  Number Securities   Long Term
Principal                          Fees/Other  of     Underling    Compensation/
Position                           Fees ($)    Shares Options/     Option
                                                      SARs(#)
------------------------------------------------------------------------------

Xiao-qing Du  1997  20,000    0      0             0         0       0
President of  1998  20,000    0      0             0         0       0
Infornet      1999  27,474    0      16,000        0         0       see (f)
Subsidiary

------------------------------------------------------------------------------
Marc Hung     1998       0    0      0             0                 0
President     1999       0    0      17,500        0         0       see (f)
------------------------------------------------------------------------------
Ernest Cheung, 1998      0    0      0             0         0       (1)
Secretary      1999      0    0      8,000         0         0       see (f)
------------------------------------------------------------------------------
Officers as a  1998 20,000    0      0             0         0
Group          1999 27,474           41,500                          see (f)
                    (CDN)            (CDN)

     Effective on April 6, 1999, Marc Hung was appointed as President of the Company and Angela X. Du resigned as the President of the Company. She is the President of Infornet Investment Corp., the wholly owned operating subsidiary in Canada.

     (1)Richco Investors, Inc. of which Mr. Cheung is an officer and director, and Mr. Tsakok is an officer and director, received 385,000 units for its services in structuring the private placement.

                    SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 1999)

                        Cash Compensation             Security Grants
-----------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting    Number   Securities
Principal              retainer Fees ($) Fees/Other    of       Underling
Position               Fees ($)          Fees($)       Shares   Options/SARs(#)
                                                       (#)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Xiao-qing Du,  1998    0          0        0           0           0
Director       1999    0          0        0           0           see (f)
-----------------------------------------------------------------------------
Jing Liang,    1998    0          0        0           0           0
Director       1999    0          0        0           0           0
(resigned in
1999)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Marc Hung      1999    0          0        0           0           see (f)
President
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Ernest Cheung, 1998    0          0        0           0           0     (1)
Director       1999    0          0        0           0           see (f)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Maurice Tsakok 1999    0          0        14,000 CDN  0           see (f)(1)

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Directors as a         0          0        14,000 CDN  0           see (f)
group
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(1) See note (1) under Compensation Table of Executives

     No director, except for those who are also officers of the Company as listed above, received any compensation in 1998.

     Effective on May 1, 1998, Jing Liang resigned from his position as Secretary of the Company. Ernest Cheung was appointed Secretary of the Company as of the same date.

     Effective March 10, 1999 Jing Liang resigned as director of the Company.

     Effective on April 6, 1999, Mr. Marc Hung and Mr. Maurice Tsakok were elected as directors of the board.

(e) Termination of Employment and Change of Control Arrangements.  None.

(f) Stock purchase options:

     On February 26, 1999, stock options for a total of 480,000 shares at $.40 per share were granted to officers and employees (or persons who became officers) that had contributed to the success of the company in the past: Marc Hung (150,000 shares) and Xin Wei (330,000 shares) (Note: Mr. Wei is not an officer of the Company, but an employee of Infornet Investment Corp.) All share options were exercised as of April 6, 1999.

     On November 12, 1999 the Company granted 2,136,000 options to purchase shares at $1.30 per share to entities/persons who contributed to the successful results achieved by the Company in 1999, as follows:

     a. 262,000 options to Gemsco Management Ltd. (owned beneficially by director Maurice Tsakok) for designing and implementing the Company's corporate website, advising on technological matters, researching the technology sector and for services as a director.
     b. 262,000 options to Farmind Link Corp. for their role as advisor on strategic issues, technology market trends, and financial and capital market issues.
     c. 262,000 options to Sinhoy Management Ltd. (owned beneficially by officer and director Marc Hung) for their contributions to the general management of the Company, investor relations, technological matters and for services as a director.
     d. 212,000 options to Lancaster Pacific Investment, Ltd. for their contributions in the areas of regulatory matters, Chinese market conditions and strategies aimed at penetrating the market.
     e. 50,000 options to Ernest Cheung for services rendered as secretary and director of the Company.
     f. 20,000 options to Yonderiche International Consultants Ltd. for services rendered in matters regarding Chinese government policies and regulations.
     g. 1,068,000 options to Weststar Holdings Limited (owned beneficially by Xiao-qing Du, a director and president of Infornet Investment Corp., and Xin Wei, a director and secretary of Infornet Investment Corp. and president of XIN
HAI) and employees of Xin Hai Technology Development Ltd., as a group, for the successful continued development of the business in China and achieving excellent operational results during the year. The breakdown of the 1,068,000 options is to be determined at a later date.

     The average closing price for the five trading days ended on November 12, 1999 was $1.28 per share. The closing price on November 12, 1999 was $1.187 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT CONFLICTS OF INTEREST
--------------------------------------------------------------------------------

      (a) Beneficial owners of five percent (5%) or greater, of the Registrant's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 21,360,000 shares outstanding at December 31+, 1999.

Title of       Name and Address        Amount of                 Percent of
Class          of Beneficial Owner     Beneficial Interest       Class
-----          -------------------     -------------------       -----

Common Stock   Xiao-qing Du
               #2754 Adanac St.            2,760,000              12.9%
               Vancouver, BC V5K 2M9

Common Stock   Richco Investors Inc.       2,962,500              13.9%
               Ste 830 789 West Pender St.
               Vancouver, BC V6C 1H2

Common Stock   Ernest Cheung (1)           2,962,500              13.9%
               Ste 830 789 West Pender St.
               Vancouver, BC V6C 1H2

Common Stock   Maurice Tsakok (1)          2,962,500              13.9%
               Ste 830 789 West Pender St.
               Vancouver, BC V6C 1H2

      (b) The following sets forth information with respect to the Registrant's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 1999.

Title of          Name of                Amount of               Percent of
Class             Beneficial Owner       Beneficial Ownership    Class
-----             ----------------       --------------------    -----

Common Stock      Xiao-qing Du (Director)   2,760,000            12.9%
                  2754 Adonac St.
                  Vancouver, B.C. V5K 2M9

Common Stock      Ernest Cheung (1)         2,962,500           13.9%
                  Richco Investors
                  (See Richco Investors below)

Common Stock      Maurice Tsakok (1)        2,962,500           13.9%
                  Richco Investors
                  (See Richco Investors below)

Common Stock      Richco Investors, Inc.    2,962,000           13.9%
                  Ste. 830,789 W. Pender St.
                  Vancouver B.C. V6C 1H2
                  (beneficially  owned by
                  Ernest Cheung, Director and
                  Secretary) and Maurice  Tsakok
                  (a Director) are also
                  Directors of Richco Investors, Inc.

Common Stock      S. Y. Marc Hung             118,000             .5%
                  830,789 W. Pender St.
                  Vancouver B.C. V6C 1H2

Total as a group                            5,840,500           27.3%

     (1) Through Richo Investors, Inc. which owns 2,962,500 shares. Messrs. Cheung and Tsakok are officers, directors and shareholders of Richco Investors Inc.

Compensation Committee Interlocks and Insider Participation

     The Company has established a Compensation Committee on October 5, 1999 which consists of two directors, Marc Hung and Ernest Cheung.

Committees of the Board of Directors

      Audit Committee. On August 31, 1999, the Board of Directors established an Audit Committee, which consists of two directors, Marc Hung and Ernest Cheung. The Audit Committee will be charged with recommending the engagement of independent accountants to audit the Company's financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of the Company's management and independent accountants pertaining to the Company's financial statements and performing such other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

      Compensation Committee. The Compensation Committee will be responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of the officers and directors of the Company.

Director Renumeration

     All directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company may grant options to directors under the Company's Stock Incentive Plan.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company has made loans to the Placer joint venture during the year 1999. These loans bear 0% interest and are payable on demand. At December 31, 1999 the cumulative amount of the loans was $1,558,689.

     On February 26, 1999, stock options for 480,000 shares at $.40 per share were granted to related parties that had contributed to the efforts of the company in the past. They are: Marc Hung and Xin Wei. All share options were exercised as of April 6, 1999.

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

      In February 1999, Kun Wei, a shareholder, was granted and exercised (in March) an option to purchase 330,000 shares of common stock at $.40 per share. The option to purchase shares was granted to him for contributing to the success of the joint venture, in particular with regards to technology development and implementation. Kun Wei is Vice President of Xin Hai Technology Development, Ltd. and the brother of Xin Wei.

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

      On September 17, 1999 385,000 units were issued to Richco Investors, Inc. as a consulting fee for services rendered in structuring the unit placement.

     The units consisted of one share and a warrant to purchase an additional unit at $2.00 per unit, such additional unit consisting of one share and a warrant to purchase an additional share at $5.00 per share.

     On November 12, 1999 the Company granted 2,136,000 options to purchase shares at $1.30 per share to entities/persons who contributed to the successful results achieved by the Company in 1999, as described under Item 10 (f): Stock Purchase Options.

                                    PART IV

Item 13.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
--------------------------------------------------------------

     (a) Financial Statements and Schedules. The following financial statements and schedules for the Registrant as of December 31, 1999 are filed as part of this report.

     (1) Financial statements of Xin Net Corp. (formerly Placer Technologies, Inc.) and subsidiaries.

Year 1999
---------                                                              Page
                                                                       ----
Cover Page

Index to Financial Statements

Independent Auditor's Report for years ended
December 31, 1999                                                      F-1

Consolidated Balance Sheet at end of December 31, 1999                 F-2-F-3

Consolidated Statement of Operations at end of December 31, 1999       F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 1999                                                      F-5

Consolidated Statement of Cash Flows at end of December 31, 1999       F-6-F-7

Notes to the Consolidated Financial Statements                         F-8-F-15



(2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 19, 2000
                                    XIN NET CORP.
                                    by:/s/ Marc Hung, President
                                    ----------------------------
                                    Marc Hung, President

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Xiao-qing Du         Director                      April 19, 2000
-----------------
Xiao-qing Du

/s/ S.Y. Marc Hung      President and Director        April 19, 2000
------------------
S.Y. Marc Hung

/s/Ernest Cheung        Secretary and Director        April 19, 2000
-----------------
Ernest Cheung

/s/Maurice Tsakok       Director                      April 19, 2000
----------------
Maurice Tsakok

                         XIN NET CORP. AND SUBSIDIARIES
                                 Vancouver, BC

                                  AUDIT REPORT

                           DECEMBER 31, 1999 AND 1998

                                 C O N T E N T S


     Independent  Auditors' Report . . . . . . . . . . . . . . . . . . .F-1

     Consolidated Balance Sheet as of December 31, 1999  and 1998 .     F-2-F-3

     Consolidated Statement of Operations For The Years Ended
         December  31, 1999 and 1998 . . . . . . . . . . . .  . . . .   F-4

     Consolidated Statement of Stockholders' Equity For The Years Ended
         December  31, 1999 and 1998 . . . . . . . . . . . .            F-5

     Consolidated Statement of Cash Flows For The Years Ended
         December  31, 1999 and 1998 . . . . . . . . . . . . . . .      F-6-F-7

     Notes to the Consolidated Financial Statements . .. . .            F-8-F-15

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Clancy and Co., P.L.L.C.           26th Place          Ph:(602) 266-2646
Certified Public Accountants       2601 E. Thomas Rd.  Fax: (602) 224-9496
                                   Suite 110           Email: CLANCYPLLC@aol.com
                                   Phoenix, AZ 85016


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Xin Net Corp. and Subsidiaries
Vancouver, B.C. V6C 1H2

We have audited the consolidated balance sheet of Xin Net Corp. and Subsidiaries (the Company), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Xin Net Corp. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/Clancy  and Co., P.L.L.C.

Phoenix, Arizona
April 14, 2000



                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

ASSETS                                                                               1999              1998
                                                                                     ----              ----

Current Assets

   Cash                                                                              $ 5,293,429        $  336,189
   Investments (Note 3)                                                                  219,185                 0
   Inventory (Note 4)                                                                     99,206                 0
   Other Receivables                                                                     207,388            37,376
   Accrued Interest Receivable (Note 3)                                                   16,078                 0
   PREPAID EXPENSES                                                                       16,361             2,614
                                                                                       ---------         ---------
Total Current Assets                                                                   5,851,647           376,179

Property and Equipment, Net  (Note 5)                                                    422,620           227,427

Other Assets

   ORGANIZATIONAL COSTS, NET (NOTE 2)                                                        923               969
                                                                                          ------           -------

TOTAL  ASSETS                                                                        $ 6,275,190        $  604,575
                                                                                       =========           =======


   The accompanying notes are an integral part of these financial statements.
                                       F-2

                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1999              1998
                                                                                     ----              ----

Current Liabilities

   Accounts Payable and Other Accrued Liabilities                                     $  162,041        $   20,504
   Capital Lease Obligation, Current Portion (Note 6)                                     58,920                 0
   Other Advances (Note 7)                                                                     0            20,000
                                                                                      ----------            ------
Total Current Liabilities                                                                220,961            40,504

Long Term Liabilities
   Capital Lease Obligation, Noncurrent Portion (Note 6)                                 126,269                 0
                                                                                         -------            ------

Total Liabilities                                                                        347,230            40,504

Commitments and Contingencies (Note 6)                                                      None              None

Stockholders' Equity

   Common Stock: $0.001 Par Value,  Authorized
    50,000,000; Issued and Outstanding, 21,360,000 and
    14,075,000, respectively                                                              21,360            14,075
    Additional Paid In Capital                                                         7,172,025           862,990
    Retained Earnings (Accumulated Deficit)                                          (1,158,206)         (201,606)
    Accumulated Other Comprehensive Loss                                               (107,219)         (111,388)
                                                                                       --------           -------
TOTAL STOCKHOLDERS' EQUITY                                                             5,927,960           564,071
                                                                                       ---------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 6,275,190        $  604,575
                                                                                       =========           =======



   The accompanying notes are an integral part of these financial statements.
                                       F-3

                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
YEAR ENDED, DECEMBER 31:                                                   1999                    1998
                                                                           ----                    ----

Revenues                                                               $  1,067,535            $   527,988
COSTS OF REVENUES                                                           238,429                 96,710
                                                                            -------                 ------
Gross Profit                                                                829,106                431,278

Expenses

   GENERAL AND ADMINISTRATIVE                                             1,958,719                454,330
                                                                          ---------                -------

Operating Loss                                                          (1,129,613)               (23,052)

Other Income

   INTEREST INCOME                                                          173,013                  4,845
                                                                            -------                  -----

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                              $  (956,600)            $  (18,207)
                                                                           =======                =======

BASIC LOSS PER COMMON SHARE                                             $    (0.05)            $   (0.001)
                                                                             =====                  =====

Basic Weighted Average Common
Shares Outstanding                                                       18,647,411             14,075,000
                                                                         ==========             ==========

   The accompanying notes are an integral part of these financial statements.
                                       F-4

                                          XIN NET CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                Retained         Accumulated
                                                                Additional       Earnings /           Other
                                       Common          Stock      Paid In       Accumulated       Comprehensive
                                       SHARES          AMOUNT     CAPITAL         DEFICIT         INCOME (LOSS)         TOTAL
                                       ------          ------     -------         -------         -------------         -----
Balance, December 31, 1997, as
restated                             14,075,000      $ 14,075        $822,490      $ (183,399)        $  (111,373)         $ 541,793

Loss, Year Ended December
31, 1998                                                                              (18,207)                              (18,207)

Capital Contributions For Past
Services                                                               40,500                                                 40,500

Other Comprehensive Income:
Translation Adjustments              ----------     ----------     ----------       -----------       -----------         ----------

Balance, December 31, 1998           14,075,000        14,075         862,990        (201,606)           (111,388)           564,071

Exercise of Stock Options For
Cash at $.40 Per Share, April         1,400,000         1,400         558,600                                                560,000

Private Placement of Common
Stock For Cash at $1.00 Per
Share, May                            5,500,000         5,500       5,494,500                                              5,500,000

Offering Costs                                                      (385,000)                                              (385,000)

Common Stock For Services
Rendered at $1.00 Per Share,
September                               385,000           385         384,615                                                385,000

Capital Contributions For Past
Services                                                              256,320                                                256,320

Loss, Year Ended December 31, 1999                                                   (956,600)

Other Comprehensive Income:
Translation Adjustments                                                                                     4,169              4,169
                                     ----------        ------      ---------       ----------           ---------         ----------

BALANCE, DECEMBER 31, 1999           21,360,000      $ 21,360     $ 7,172,025    $ (1,158,206)        $  (107,219)       $ 5,927,960
                                     ==========        ======       =========       =========            ========          =========

The accompanying notes are an integral part of these financial statements.
                                       F-5


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

YEAR ENDED DECEMBER 31,                                                               1999                    1998
                                                                                      ----                    ----

Cash Flows From Operating Activities

   Net Loss                                                                           $ (956,600)             $  (18,207)
   Adjustments to Reconcile Net Loss to Net Cash
      Depreciation and Amortization                                                        54,181                  47,930
      Capital Contributions For Services Performed                                        256,320                  40,500
      Common Stock Issued for Services                                                    385,000                       0
      Translation Adjustments                                                               4,169                    (15)
      Changes in Assets and Liabilities
         (Increase) Decrease in Inventory                                                (99,206)                       0
         (Increase) Decrease in Other Receivables                                       (170,012)                 (9,314)
         (Increase) Decrease in Prepaid Expenses                                         (13,747)                 (2,614)
         (Increase) Decrease in Accrued Interest Receivable                              (16,078)                       0
          INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                         141,537                   7,529
                                                                                          -------                   -----
      TOTAL ADJUSTMENTS                                                                   542,164                  84,016
                                                                                          -------                  ------
Net Cash Provided By (Used In) Operating Activities                                     (414,436)                  65,809

Cash Flows From Investing Activities

   Purchase of Property and Equipment                                                    (34,369)                (86,986)
   PURCHASE OF INVESTMENTS                                                              (219,185)                       0
                                                                                        --------                 --------
Net Cash Flows Used In Investing Activities                                             (253,554)                (86,986)

Cash Flows From Financing Activities

   Proceeds From Sale of Common Stock                                                   6,060,000                       0
   Offering Costs                                                                       (385,000)                       0
   Principal Payments on Capital Lease Obligations                                       (29,770)                       0
   RELATED PARTY ADVANCES (REPAYMENTS)                                                   (20,000)                  20,000
                                                                                         -------                   ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,625,230                  20,000
                                                                                        ---------                  ------

Increase (Decrease) in Cash and Cash Equivalents                                        4,957,240                 (1,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              336,189                 337,366
                                                                                          -------                 -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $ 5,293,429              $  336,189
                                                                                        =========                 =======

   The accompanying notes are an integral part of these financial statements.
                                      F-6

                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


YEAR ENDED DECEMBER 31,                                                               1999                    1998
                                                                                      ----                    ----

SUPPLEMENTAL INFORMATION:
Cash paid for:

     INTEREST                                                                        $      5,055      $              0
                                                                                        =========                ======
     INCOME TAXES                                                                 $             0      $              0
                                                                                     ============                ======
Noncash Investing and Financing:
   CAPITAL CONTRIBUTIONS FOR SERVICES PERFORMED                                        $  256,320      $         40,500
                                                                                          =======                ======
   COMMON STOCK ISSUED FOR SERVICES                                                    $  385,000      $              0
                                                                                          =======                ======
   EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATION                                   $  214,959      $              0
                                                                                          =======                ======





   The accompanying notes are an integral part of these financial statements.
                                       F-7

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998



NOTE 1 - ORGANIZATION

         Xin Net Corp. (the Company) was incorporated under the laws of the State of Florida on September 12, 1996, under the name of Placer Technologies, Inc., with an authorized capital of 2,000 shares of common stock with a par value of one cent ($0.01) per share. On December 11, 1996, the Company amended its Articles of Incorporation to increase its capital stock to 50,000,000 shares with a par value of one mil ($0.001) per share. On July 22, 1998, the Company amended its Articles of Incorporation and changed its name to Xin Net Corp. The Company provides internet services in China including internet access and content services, domain name registration, and other value-added services, such as e-commerce, auction, and advertising.

         The Company has two wholly owned subsidiaries: Infornet Investment Limited, (a Hong Kong Corporation) which is a telecommunication and management network company providing financial resources and expertise in telecommunication projects; and Infornet Investment Corp., (a Canadian Corporation), which is engaged in a similar line of business, has 100,000,000 common shares of no par value authorized, with 100 shares issued and outstanding.

         The  Company  acquired  Infornet  Investment  Limited, formerly   Micro
         Express Limited, at no cost. The name change took place on July 18, 1997.

         During 1997, the Company issued 5,000,000 shares of common stock to acquire the wholly owned subsidiary, Infornet Investment Corp. (Canada), for a total value of $65, representing the organizational costs of filing fees. The shares were issued on March 3, 1997.

         On August 25, 1997, through its wholly owned subsidiary, Infornet Investment Limited (Hong Kong), under the laws of the People's Republic of China, the Company formed an 80% cooperative joint venture called Placer Technologies Corp. (a limited liability company) with Xin Hai Technology Development Ltd. (a People's Republic of China Corporation) (Xin Hai) as a 20% partner, for a term of twenty (20) years. The Company's wholly owned subsidiary, Infornet Investment Limited, is obligated to contribute all of the capital of the joint venture. The required capital is $525,000 U.S. Dollars, which the Company has contributed. The total amount of the investment of the joint venture company is $2,000,000 U.S. Dollars. The Company has already advanced in excess of this figure and no further capital contribution is required from Infornet Investment Limited, however, the Company continues to advance loans to the joint venture as necessary to fund the operations of the business. The joint venture designates distribution of 80% of the profits to Infornet and 20% to Xin Hai, upon recoupment of the Company's invested capital. On April 13, 2000, the Company amended the joint venture agreement to give the Company control over the joint venture for another fifteen (15) years after the recovery of total investment and interest in the joint venture. In accordance with Statement of Financial Accounting Standards ("SFAS") 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because the Company controls the decisions of the joint venture. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture for 1999 and 1998 were $1,558,689 and $424,883, respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION (CONTINUED)

         Xin Hai's business consists of upgrading telecommunication technology and services in China. Xin Hai is an experienced Internet Service Provider (ISP) based in Beijing, China. ISP licenses are tightly controlled by the Ministry of Information Industry (MII) and provide a substantial barrier to entry. Xin Hai plans to position itself as a major supplier of Internet services in China by covering the major cities. The joint venture will be operated in accordance with the laws and regulations in China which allow Sino-foreign joint venture companies to construct Internet access networks and to have ownership rights and rights for return on investment, but disallow joint venture companies to operate such networks.

         The Company was classified as a development stage company in prior years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         METHOD OF ACCOUNTING

         The Company's financial statements are prepared using the accrual method of accounting.

         CASH AND CASH EQUIVALENTS

         Cash equivalents consists of time deposits with original maturities of three months or less.

         INVESTMENTS

         The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, the Company's had marketable debt securities classified as held-to-maturity, carried at amortized cost, which approximates fair value.

         CONCENTRATION OF CREDIT RISK

         The Company maintains U.S. Dollar cash balances in Canadian banks, that are not insured.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Infornet Investment Corp. (Canada) and Infornet Investment Limited (Hong Kong) and the corporate joint venture to include the assets, liabilities, revenues and expenses of all entities over which the Company has control. All significant intercompany transactions and balances have been eliminated in consolidation.

         PURCHASE METHOD

         Investments in companies  have been  included in  the  financial report
         using the  purchase  method  of accounting on   the  basis
         of the fair value of the acquired assets less liabilities assumed.  The

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Company retains the acquired companies as subsidiaries. The Company's wholly owned subsidiaries, Infornet Investment Corp. (Canada) and Infornet Investment Limited (Hong Kong), provide similar Internet services to the Canadian and Chinese markets. The Company also consolidates the assets, liabilities, revenues and expenses of the joint venture because it has control over its operating and financing decisions.

         INVENTORY

         Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RETURN ALLOWANCES

         Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percent of accounts receivable and sales, respectively, based on prior year's experience.

         PROPERTY AND EQUIPMENT

         Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to seven years.

         REVENUE RECOGNITION

         The Company's revenue is derived from the nonrefundable payment of Internet access usage time and is recognized upon sale to the customer. Revenues are considered earned at this point because there is no further obligation from the Company. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle.

         COST RECOGNITION

         Selling, general, and administrative costs are expensed as incurred. Advertising costs are expensed as incurred. Product development costs are expensed as incurred. SFAS No 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

         AMORTIZATION

         Costs incurred to organize the Company have been capitalized and are amortized using the straight-line method over seven years. Amortization charged to expense during 1999 and 1998 was $46 and $62, respectively.

         USE OF ESTIMATES

         Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

         INCOME TAXES

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         PER SHARE OF COMMON STOCK

         Effective January 1, 1997, basic earnings or loss per share has been computed based on the weighted average number of common shares outstanding. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Diluted weighted average shares outstanding exclude the potential common shares from warrants and stock options because to do so would have been antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123, effective January 1, 1997.

         FOREIGN OPERATIONS

         The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity.

         Transaction gains and losses that arise from exchange rate fluctations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of an foreign currency investment position, are included in the results of operations as incurred.

         BUSINESS SEGMENT INFORMATION

         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The
         Company's reportable segments are geographic areas that provide Internet services and products.

         CAPITAL STRUCTURE

         The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 has no effect on the Company's financial statements

         COMPREHENSIVE INCOME

         The Company has  implemented  SFAS No.  130,  "Reporting  Comprehensive
         Income," effective January 1, 1998, which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The implementation of SFAS No. 130 required the Company to reclassify translation adjustments as other comprehensive income, as a separate component of stockholders' equity.

         START-UP COSTS

         Effective January 1, 1998, the Company also adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. This new requirement did not have a significant effect on the financial statements for 1999 or 1998.

         RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to the current year presentation.

         PENDING ACCOUNTING PRONOUNCEMENTS

         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 3 - INVESTMENTS

         All marketable debt securities were classifed as held-to-maturity and carried at amortized cost. Investments at December 31, 1999, consisted of Canadian Treasury Securities of $316,349 Canadian Dollars, or $219,185 U.S. Dollars, with a maturity date of May 25, 2000. The estimated fair value approximated its amortized cost and therefore, there were no significant unrealized gains or losses. Accrued interest receivable at December 31, 1999, was $5,884.

NOTE 4 - INVENTORY

         Inventory at December 31, 1999, of $99,206 consists of internet access cards, modems, and accessories.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                             1999                       1998
                                             -----------          -----------
         Office Equipment                   $     8,586       $       3,440
         Equipment                              521,627              279,551
         FURNITURE                                5,455                3,349
                                             -----------           ---------
         Total                                  535,668              286,340
         LESS ACCUMULATED DEPRECIATION         (113,048)             (58,913)
                                                -------             --------
         NET BOOK VALUE                      $  422,620         $    227,427
                                             ===========        ============

         Depreciation charged to expense for the years ended 1999 and 1998 was $54,135 and $47,868.

NOTE 6 - CAPITAL LEASE OBLIGATION

         The Company leases computer equipment through its wholly owned subsidiary, Infornet Investment Corp., for a term of thirty-six (36) months at approximately $5,719 (Canadian $8,407) per month, payable in advance, through June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum. Before the end of the initial lease term, the Company has following options upon one month's written notice: return the leased items, purchase the leased items, or renew the lease. The initial lease term will automatically extend on a month to month basis, under the same terms, until canceled by either party upon one month's written notice.

         Total minimum lease payments for the year ended December 31:
         2000                                                 $      68,530
         2001                                                        68,530
         2002                                                        65,167
                                                                   --------
                                                                    202,227

         LESS:  AMOUNT REPRESENTING INTEREST                        (17,038)
                                                                    --------
         Present value of minimum lease payment                     185,189
         LESS:  CURRENT PORTION                                     (58,920)
                                                                   ---------
         NONCURRENT PORTION                                    $    126,269

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 7 - OTHER ADVANCES

         Other advances of $20,000 at December 31, 1998, represent funds advanced to the Company, bearing no interest and due on demand. The advance was paid in full during April 1999.

NOTE 8 - INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 1999 and 1998, due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

         DEFERRED TAXES                                1999           1998
         -----------------------------------        ----------     -------------
         Net Operating Loss Carryforwards            $ 393,790        $  63,668
         VALUATION ALLOWANCE                          (393,790)         (63,668)
                                                       -------           ------
         NET DEFERRED TAX ASSETS                 $           0     $          0
                                                ===============       ==========

         The  Company  has  available  net  operating  loss   carryforwards   of
         approximately $1,100,000 for tax purposes to offset future taxable income, which expire principally in the year 2012.

         Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 9 - SEGMENT AND GEOGRAPHIC DATA

         The Company's reportable segments are geographic areas that provide Internet services and products to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


NOTE 9 - SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
                                                               CHINA             CANADA                OTHER          TOTAL
                                                               -----             ------                -----          -----
                     DECEMBER 31, 1999
                     -----------------
                     Revenue                             $    1,067,535      $       0    $              0        $ 1,067,535
                     Operating Income (Loss)                   (653,323)       (32,596)           (443,694)        (1,129,613)
                     Total Assets                             2,561,103         20,739           3,693,348          6,275,190
                     Capital Expenditures                       415,012          3,440               7,253            425,705
                     Depreciation/Amortization                   52,323            596               1,262             54,180
                     Interest Income                              2,239              0             170,774            173,013

                     DECEMBER 31,  1998

                     Revenue                                 $  527,988          $43,827           $     0          $ 571,815
                     Operating Income (Loss)                    111,181         (22,236)          (111,997)           (23,052)
                     Total Assets                               593,510            5,759             5,306            604,575
                     Capital Expenditures                       282,900            3,440                 0            286,340
                     Depreciation/Amortization                   47,146              784                 0             47,930
                     Interest Income                                               1,279                 0              4,845


         RECONCILIATION OF SEGMENT INFORMATION - The reconciling item to adjust total revenues to consolidated revenues for 1998 is the amount of revenues recorded on Canada's books (a subsidiary) as management fee income, recorded as an expense on the parent's books, and eliminated in consolidation. Management fee income/expense is $43,827 for the year ended December 31, 1998.

NOTE 10 - WARRANTS

         The Company has issued 5,500,000 warrants as part of the unit private placement in May 1999. Each warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one (1) additional warrant. The additional warrant entitles the holder to purchase one (1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002.

         The Company has also issued 385,000 warrants as part of the unit private placement in May 1999 to Richco Investors, Inc. for services rendered in structuring and arranging the private placement. Each warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one (1) additional warrant. The additional warrant entitles the holder to purchase one (1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002.

         The warrants were not valued because the exercise price of the warrants exceeded the fair market value of the common stock at the date of issuance.

         As of the date of issuance of these financial statements, all of the warrants are outstanding.