Form 10KSB/A
period 1999-12-31
XIN NET CORP
filed 2000-05-08
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


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

State issuer's revenues for its most recent fiscal year.  $982,108

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

     ISP licenses in China are tightly controlled by the Ministry of Information Industry and provide a substantial barrier to entry. Foreign ownership is not allowed in Chinese ISP operators. The Placer joint venture with Xin Hai provides the Company designs and develops the computer software and computer network systems and provides capital for the ISP business owned and operated by Xin Hai. The Infornet/Xin Hai agreement provides Infornet with 100% profit participation in the Placer joint venture until Infornet recoups its investment, at which time the profit share reverts to 20% to Xin Hai and 80% to Infornet. In other words,
a) before Infornet has recouped its capital investment, 100% of the profits go to Infornet, 0% to Xin Hai; and b) after Infornet has recouped its invested capital, 80% of profits go to Infornet and 20% go to Xin Hai.

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

     Placer Technologies Corp., the joint venture, owns all revenues collected by Xin Hai Technology Development Ltd. All revenues are deposited by Xin Hai into a bank account in the name of Xin Hai which shall require joint signatures and joint seals of both a Xin Hai authorized officer and a Placer joint venture authorized officer for any withdrawal of money from it. Forty percent (40%) of the Revenue shall be transferred to another bank account (second account) of the Xin Hai while the other sixty percent (60%) of the revenue shall be transferred to a bank account of the Placer joint venture. The forty percent (40%) revenue transferred to a second account of Xin Hai shall be used to cover the operating expenditures. If the amount is less than actual operating expenditures, Xin Hai shall obtain the "balance" from the joint venture company (on a month by month basis). If the amount is higher than the actual operating expenditures then the Xin Hai must remit the "surplus" to the joint venture company. The use of the sixty percent (60%) internet revenue transferred to the joint venture company (plus the aforementioned "surplus" or minus the aforementioned "balance") shall be treated as business revenue of the joint venture company and shall be used to pay returns of investment capital, fees for technical and management services performed by the joint venture, or remitted as profits to the joint venture participants.

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

Upon termination, the assets of the joint venture will be liquidated or sold and the proceeds will be allocated:
      -a) if Infornet Investment Ltd. has not yet recouped its invested capital, 100% goes to Infornet and 0% goes to Xin Hai.
      -b) if Infornet Investment Ltd. has already recouped its invested capital, 80% goes to Infornet and 20% goes to Xin Hai.

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

Industry Background
-------------------

     Development of the internet. The internet is a global network of interconnected, separately administered public and private computer networks that enables commercial organizations, educational institutions, government agencies and individuals to communicate, access and share information, provide entertainment and conduct business remotely. Use of the internet has grown rapidly since the start of its commercialization in the early 1990's. International Data Corporation, also referred to as IDC, estimates that there were approximately 12.9 million internet users in Asia (excluding Japan) at the end of 1998 and projected that the number of users will grow to 57.5 million by the end of 2003. This reflects a compound annual growth rate of 34.8% (Table 4, pg. 11, IDC Report, March 1999). This rapid growth in the popularity of the internet is due in large part to increasing computer and modem penetration, development of the Web, the introduction of easy-to-use navigational tools and utilities, and the growth in the number of informational, entertainment and commercial applications available on the internet (BDA Report, p. 141-148, 179-198, 200-209). Technological advances relating to the internet have occurred and continue to occur rapidly, resulting in more robust and lower cost infrastructures, improved security and increased value-added services and content. Growth in client/server computing, multimedia personal computers and online computing services and the proliferation of networking technologies have resulted in a large and growing group of people who are accustomed to using networked computers for a variety of purposes, including e-mail, electronic file transfers, online computing and electronic financial transactions. These trends have led businesses increasingly to explore opportunities to provide internet based applications and services within their organization and to customers and business partners.

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

     Asia-Pacific  internet  Growth  Opportunities:  The  Company  believes  the
Asia-Pacific region presents a promising market for internet growth. IDC forecasts in its March 1999 publications that in the Asia-Pacific region (excluding Japan), the number of internet users will increase from 12.9 million at the end of 1998 to 57.5 million by the end of 2003, reflecting a compound annual growth rate of 34.8%, while in the more developed U.S. internet market, the number of internet users will increase from 70.1 million in 1998 to 181.1 million in 2003, reflecting a compound annual growth rate of 20.9%. Industry research projects that internet users outside the United States will surpass U.S. users by the year 2000.

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

     IDC has projected high growth in internet usage in China and the Asia Pacific Region. The following table summarizes key historical and projected data in the China and Asia markets (information provided by IDC, "The Internet Market in Asia Pacific (excluding Japan), 1997-2003", March 1999, Pete Hitchen):

                                                                      Compound
                                                                       Annual
                                                                     Growth Rate
                                                  1998      2003      1998-2003
                                                --------------------------------
                                                (in millions except
                                                 penetration rates)

China (Table 46, pg 70)

 Number of internet users (a)                       2.4      16.1         46.3%
 Internet penetration rate (b)                      0.2%      1.3%        45.4%
 Population (c)                                 1,236.9   1,291.1          0.7%

Hong Kong (Table 32, pg 50)

 Number of internet users (a)                       0.7       2.2         25.7%
 Internet penetration raw (b)                      10.6%     30.3%        23.4%
 Population (c)                                     6.7       7.2          1.4%

Asia (excluding Japan) (d)(Table 4, pg 11)

 Number of internet users (a)                      12.9      57.5         34.8%
 Internet penetration rate (b)                      0.5%      2.0%        32.0%
 Population (c)                                 2,769.0   2,936.0          1.2%


(a) International Data Corporation, March 1999
(b) Calculated by dividing number of internet users by country population
(c) United States Census Bureau, December 1998
(d) Sum of China, Hong Kong, Taiwan, Australia, New Zealand, Singapore, Malaysia Thailand, Philippines, Indonesia, India, South Korea and Vietnam

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

ASIA (excluding Japan). With a projected internet user compounded annual growth rate of over 30% per year during the five-year period between 1998 and 2003, the Company expects online opportunities to develop significantly in Asia.

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

     The joint venture has also sought to engage in e-commerce to capitalize on the revenue generating opportunities through our ISP system. In September 1999, the joint venture launched on online auction site in China. IDC projects that e-commerce in China, will grow by a compound annual growth rate of 242.8% and will reach approximately $3.8 billion, in 2003. (IDC Report, Table 49, pg 74)

The Xin Net Opportunity
-----------------------

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

Employees
---------

     As of the end of March 2000, Xin Hai had approximately 200 full-time employees in marketing, sales, technical operations, management and support. All employees exclusively work on the joint venture business. The Company's future success will depend in part on the joint venture's ability to continue to attract, retain and motivate highly qualified technical and marketing personnel. From time to time, the joint venture also employs independent contractors to support development, marketing, sales and support and administrative organizations. Xin Hai employees are not represented by any collective bargaining unit and the joint venture has never experienced a work stoppage.

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

Material Agreements
-------------------

      Joint Venture Agreement

     In a joint venture agreement dated August 25, 1997 through a 100% owned subsidiary Infornet Investment Ltd., (Registered in Hong Kong) - the Company entered into a joint venture with Xin Hai Technology Ltd. to provide technology and capital to expand ISP services in China. The Company agreed to contribute 100% of the capital expenditure of the joint venture; in return, Infornet Investment Ltd. will receive 100% of the profit generated by the joint venture until recoupment of its investment and thereafter the profit share will revert to 20% to Xin Hai Technology Development, Ltd. and 80% to the Company. Substantial description of other substantive provisions have been summarized in the Business section under "Joint Venture Agreement" on page 5.

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

     Parent

     XIN NET CORP., a Florida corporation

     Subsidiaries

     INFORNET INVESTMENT CORP., a British Columbia corporation (100%) INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)

     PLACER TECHNOLOGIES CORP., a joint venture in China (100%, reverting to 80% Infornet Investment Limited and 0%, reverting to 20%, Xin Hai Technology Development).

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

     At the fiscal year end the Company had $5,851,647 in current assets and current liabilities of $339,700. The increase in cash was largely due to a private placement of units in May, 1999.


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

     At the period end, the assets of the Company were $6,275,190 and liabilities were $465,969.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     The Company achieved revenues of $982,108 in 1999 in the form of net sales from its joint venture with Xin Hai Technology Ltd. Its net sales in 1998 were $494,676. The Company had cost of revenues of $238,429 in 1999, as compared to $96,710 in 1998. Gross profit in 1999 was $743,679 compared to $397,966 in 1998.
The Company incurred operating expenses of $ 2,000,719 in 1999 compared to operating expenses of $ 454,330 in 1998. Operating loss for 1999 was $1,257,040 in contrast to the 1998 operating loss of $56,364. The Company had other (interest) income of $173,013 in 1999 and $4,845 in 1998. The net loss in 1999 was $1,084,027 compared to the net loss in 1998 of $51,519. The per share loss for 1999 was $0.06, and the per share loss for 1998 was $0.004.

     Revenues increased from $ 494,676 in 1998 to $982,108 in 1999 mainly due to increased fees from dial-up access & e-mail subscribers and registration fees derived from the new online domain name registration business. New offices were opened in Shanghai in May 1999 and Guangzhou in November 1999. At the end of the year, the Company's subscriber base had increased to 68,000 ISP subscribers and domain name registrants, as compared to 17,000 ISP subscribers at the end of 1998.

     Operating expenses increased to $2,000,719 in 1999 from $454,330 in 1998. During year 1999, the Company expanded its business in China and undertook an aggressive marketing effort in order to develop a brand name. This initiative caused a significant increase in business development expenditure. The main items in this category comprised the following:

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

     Moreover, the Company became a fully reporting company in 1999, and had to comply with substantial additional requirements, which resulted in a significant increase in professional fees expenditure. Additionally, a grant of 2,136,000 stock options in November 1999, resulted in an amount of $256,320 USD added to Paid in Capital.

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

CHANGES IN FINANCIAL CONDITION

     At year end 1999 the Company's assets had increased to $6,275,190 compared to $604,575 at year 1998. The current assets totaled $5,851,647 at 1999 year end compared to $376,179 at 1998 year end. Total liabilities at year end 1999 were $465,969 compared to $73,816 at 1998 year end. In May, 1999, the company completed a private offering of units which achieved $5,500,000 in cash. At December 31, 1999 the Company had $5,293,429 in cash.

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

Name                Age          Title                    Term
----                ---          -----                    ----

Xiao-qing Du        29        President of Subsidiary     Annual
                              Infornet Investment Corp.
                              and Director                Annual

S.Y. Marc Hung      55        President and Director      Annual

Ernest Cheung       49        Director  and Secretary     Annual

Maurice Tsakok      48        Director                    Annual

Xin Wei             30        President of Xin Hai        Annual
                              Technology Development Ltd.
                              (Joint venture partner of
                               the Company in China)

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

     Marc Hung,  B.A.Sc.(E.E.),  M.A. Sc. (E.E.)  University of Montreal (1969 &
1971), President and Director, age 55, has been President of the Company since April 6, 1999. From May 1992 to April 1997, Marc Hung was director, Power System Technology, a division of Institut de Recherche en Electricite du Quebec (IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institut National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1999 to date he has been President and principal of Sinhoy Management, Ltd. From July 1998 to March 1999, Mr. Hung was on sabbatical for personal reasons, but acted as a consultant to Xin Net.

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

     Xin Wei, age 30, is President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technologies Corp., the joint venture in China. Xin Wei graduated from Beijing Industry University in 1991 with a diploma in Computer Science. From 1991 to 1992 Xin Wei was a sales engineer of Beijing Sino-Soft Computer Institution. From 1992 to 1995 he was a Director of Beijing Xin Hai Technology Development Corp. From 1995 to 1996 he was a student in Canada. Mr. Wei has been director and secretary of Infornet Investment Corporation since January 1997. He became president and director of Xin Hai Technology Development, Ltd. in 1997 and retains such positions.

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

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                        Cash Compensation             Security Grants

------------------------------------------------------------------------------

Name and      Year  Salary  Bonus  Consulting  Number Securities   Long Term
Principal                          Fees/Other  of     Underling    Compensation/
Position                           Fees ($)    Shares Options/     Option
                                                      SARs(#)
------------------------------------------------------------------------------

Xiao-qing Du  1997  20,000    0      0             0         0       0
President of  1998  20,000    0      0             0         0       0
Infornet      1999  27,474    0      16,000        0         0       0
Subsidiary

------------------------------------------------------------------------------
Marc Hung     1998       0    0      0             0         0       0
President     1999       0    0      17,500        0         0       $4,500 (2)
------------------------------------------------------------------------------
Ernest Cheung, 1998      0    0      0             0         0       0
Secretary      1999      0    0      8,000         0         0       $385,000(1)
------------------------------------------------------------------------------
Officers as a  1998 20,000    0      0             0         0       0
Group          1999 27,474    0      41,500        0         0       $389,500
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

     (2) Compensation in the form of options at a below market price.

                    SUMMARY COMPENSATION TABLE OF DIRECTORS
                             (To December 31, 1999)

                        Cash Compensation             Security Grants
-----------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting    Number   Securities
Principal              retainer Fees ($) Fees/Other    of       Underlying
Position               Fees ($)          Fees($)       Shares   Options/SARs(#)
                                                       (#)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Xiao-qing Du,  1998    0          0        0           0           0
Director       1999    0          0        0           0           0
-----------------------------------------------------------------------------
Jing Liang,    1998    0          0        0           0           0
Director       1999    0          0        0           0           0
(resigned in
1999)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Marc Hung      1999    0          0        0           0           $4,500 (2)
Director
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Ernest Cheung, 1998    0          0        0           0           0
Director       1999    0          0        0           0           $385,000 (1)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Maurice Tsakok 1999    0          0        14,000 CDN  0           $385,000 (1)

------------------------------------------------------------------------------
------------------------------------------------------------------------------
Directors as a 1999    0          0        14,000 CDN  0           $389,500
group
------------------------------------------------------------------------------
------------------------------------------------------------------------------

(1) See note (1) under Compensation Table of Executives
(2) See note (2) under Compensation Table of Executives

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT CONFLICTS OF INTEREST
--------------------------------------------------------------------------------

      (a) Beneficial owners of five percent (5%) or greater, of the Registrant's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 21,360,000 shares outstanding at December 31, 1999.

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

Notes to the Consolidated Financial Statements                         F-8-F-16



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

DATE:  May 5, 2000
                                    XIN NET CORP.
                                    by:/s/ Marc Hung, President
                                    ----------------------------
                                    Marc Hung, President

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Xiao-qing Du         Director                      May 5, 2000
-----------------
Xiao-qing Du

/s/ S.Y. Marc Hung      President and Director        May 5, 2000
------------------
S.Y. Marc Hung

/s/Ernest Cheung        Secretary and Director        May 5, 2000
-----------------
Ernest Cheung

/s/Maurice Tsakok       Director                      May 5, 2000
----------------
Maurice Tsakok

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

     Notes to the Consolidated Financial Statements . .. . .            F-8-F-16

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

/s/Clancy  and Co., P.L.L.C.
Phoenix, Arizona

April 14, 2000

                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998

ASSETS                                                                               1999              1998
                                                                                     ----              ----

Current Assets

   Cash                                                                              $ 5,293,429        $  336,189
   Investments (Note 3)                                                                  219,185                 0
   Inventory (Note 4)                                                                     99,206                 0
   Other Receivables                                                                     207,388            37,376
   Accrued Interest Receivable (Note 3)                                                   16,078                 0
   Prepaid Expenses                                                                       16,361             2,614
                                                                                          ------             -----
Total Current Assets                                                                   5,851,647           376,179

Property and Equipment, Net  (Note 5)                                                    422,620           227,427

Other Assets

   Organizational Costs, Net (Note 2)                                                        923               969
                                                                                             ---               ---

TOTAL  ASSETS                                                                        $ 6,275,190        $  604,575
                                                                                       =========           =======

   The accompanying notes are an integral part of these financial statements.

                                      F-2

                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                                                 1999              1998
                                                                                     ----              ----

Current Liabilities

   Accounts Payable and Other Accrued Liabilities                                     $  162,041        $   20,504
   Capital Lease Obligation, Current Portion (Note 6)                                     58,920                 0
   Unearned Revenue                                                                      118,739            33,312
   Other Advances (Note 7)                                                                     0            20,000
                                                                                         --------           ------
Total Current Liabilities                                                                339,700            73,816

Long Term Liabilities

   Capital Lease Obligation, Noncurrent Portion (Note 6)                                 126,269                 0
                                                                                         -------                 -

Total Liabilities                                                                        465,969            73,816

Commitments and Contingencies (Note 6)                                                      None              None

Stockholders' Equity
   Common Stock: $0.001 Par Value,  Authorized
     50,000,000; Issued and Outstanding, 21,360,000 and
     14,075,000, respectively                                                             21,360            14,075
    Additional Paid In Capital                                                         7,214,025           862,990
    Retained Earnings (Accumulated Deficit)                                          (1,318,945)         (234,918)
    Accumulated Other Comprehensive Loss                                               (107,219)         (111,388)
                                                                                       --------           -------
TOTAL STOCKHOLDERS' EQUITY                                                             5,809,221           530,759
                                                                                       ---------           -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 6,275,190        $  604,575
                                                                                       =========           =======

   The accompanying notes are an integral part of these financial statements.

                                      F-3


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


YEAR ENDED, DECEMBER 31:                                               1999                    1998
                                                                       ----                    ----

Revenues                                                                $   982,108            $   494,676
Costs of Revenues                                                           238,429                 96,710
                                                                            -------                 ------
Gross Profit                                                                743,679                397,966

Expenses

   General and Administrative                                             2,000,719                454,330
                                                                          ---------                -------

Operating Loss                                                          (1,257,040)               (56,364)

Other Income

   Interest Income                                                          173,013                  4,845
                                                                            -------                  -----

Net Loss Available to Common Stockholders                             $ (1,084,027)     $         (51,519)
                                                                         =========                =======

Basic Loss Per Common Share                                             $    (0.06)            $   (0.004)
                                                                             =====                  =====

Basic Weighted Average Common

Shares Outstanding                                                       18,647,411             14,075,000
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

                                      F-4


                         XIN NET CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998





                                                                                        Retained          Accumulated
                                                                      Additional       Earnings /            Other
                                                   Common Stock         Paid In        Accumulated       Comprehensive
                                              Shares         Amount     Capital          Deficit         Income (Loss)     Total
                                              ------         ------     -------          -------        -------------      -----
Balance, December 31, 1997,
as restated                                14,075,000      $ 14,075        $822,490       $ (183,399)     $  (111,373)     $ 541,793

Loss, Year Ended December  31, 1998                                                          (51,519)                       (51,519)

Capital Contributions For Past Services                                      40,500                                          40,500

Other Comprehensive Income:

Translation Adjustments                                                                                           (15)          (15)
                                                                                                                -------     --------

Balance, December 31, 1998                 14,075,000        14,075         862,990         (234,918)        (111,388)       530,759

Exercise of Stock Options For
Cash at $.40 Per Share, April               1,400,000         1,400         558,600                                          560,000

Compensatory Cost-Stock Options                                              42,000                                           42,000

Private Placement of Common Stock
for Cash at $1.00 Per Share, May            5,500,000         5,500       5,494,500                                        5,500,000

Offering Costs                                                            (385,000)                                        (385,000)

Common Stock For Services
Rendered at $1.00 Per Share, September        385,000           385         384,615                                          385,000

Capital Contributions For Past Services                                     256,320                                          256,320

Loss, Year Ended December 31, 1999                                                        (1,084,027)                    (1,084,027)

Other Comprehensive Income:
Translation Adjustments                                                                                          4,169         4,169
                                                                                                          ------------    ----------
BALANCE, DECEMBER 31, 1999                 21,360,000      $ 21,360     $ 7,214,025     $ (1,318,945)     $  (107,219)   $ 5,809,221
                                           ==========        ======       =========        =========         ========      =========





   The accompanying notes are an integral part of these financial statements.
                                       F-5


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

YEAR ENDED DECEMBER 31,                                                                1999                    1998
                                                                                       ----                    ----

Cash Flows From Operating Activities

   Net Loss                                                                           $(1,084,027)             $  (51,519)
   Adjustments to Reconcile Net Loss to Net Cash
      Depreciation and Amortization                                                         54,181                  47,930
      Recognition of Unearned Revenue From Prior Periods                                  (33,312)                       0
      Capital Contributions For Services Performed                                         256,320                  40,500
      Compensatory Cost - Stock Options                                                     42,000                       0
      Common Stock Issued for Services                                                     385,000                       0
      Translation Adjustments                                                                4,169                    (15)
      Changes in Assets and Liabilities
         (Increase) Decrease in Inventory                                                 (99,206)                       0
         (Increase) Decrease in Other Receivables                                        (170,012)                 (9,314)
         (Increase) Decrease in Prepaid Expenses                                          (13,747)                 (2,614)
         (Increase) Decrease in Accrued Interest Receivable                               (16,078)                       0
          Increase (Decrease) in Accounts Payable                                          141,537                   7,529
          Increase (Decrease) in Unearned Revenue                                          118,739                  33,312
                                                                                           -------                  ------
      TOTAL ADJUSTMENTS                                                                    669,591                 117,328
                                                                                           -------                 -------
Net Cash Provided By (Used In) Operating Activities                                      (414,436)                  65,809

Cash Flows From Investing Activities

   Purchase of Property and Equipment                                                     (34,369)                (86,986)
   Purchase of Investments                                                               (219,185)                       0
                                                                                         --------                        -
Net Cash Flows Used In Investing Activities                                              (253,554)                (86,986)

Cash Flows From Financing Activities

   Proceeds From Sale of Common Stock                                                    6,060,000                       0
   Offering Costs                                                                        (385,000)                       0
   Principal Payments on Capital Lease Obligations                                        (29,770)                       0
   Related Party Advances (Repayments)                                                    (20,000)                  20,000
                                                                                          -------                   ------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                5,625,230                  20,000
                                                                                         ---------                  ------

Increase (Decrease) in Cash and Cash Equivalents                                         4,957,240                 (1,177)


 The accompanying notes are an integral part of these financial statements.


                        XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

YEAR ENDED DECEMBER 31,                                                                1999                    1998
                                                                                       ----                    ----

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               336,189                 337,366
                                                                                           -------                 -------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $ 5,293,429              $  336,189
                                                                                         =========                 =======


SUPPLEMENTAL INFORMATION:
Cash paid for:

     INTEREST                                                                         $      5,055              $        0
                                                                                         =========
     INCOME TAXES                                                                  $             0              $        0
                                                                                      ============
Noncash Investing and Financing:
   CAPITAL CONTRIBUTIONS FOR SERVICES PERFORMED                                         $  256,320              $   40,500
                                                                                           =======                ========
   COMPENSATORY COST - STOCK OPTIONS                                                   $    42,000              $        0
                                                                                          ========             ===========
   COMMON STOCK ISSUED FOR SERVICES                                                     $  385,000              $        0
                                                                                           =======             ===========
   EQUIPMENT ACQUIRED UNDER CAPITAL LEASE OBLIGATION                                    $  214,959              $        0
                                                                                           =======             ===========


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

         On August 25, 1997, through its wholly owned subsidiary, Infornet Investment Limited (Hong Kong), under the laws of the People's Republic of China, the Company formed an 80% cooperative joint venture called Placer Technologies Corp. (a limited liability company) with Xin Hai Technology Development Ltd. (a People's Republic of China Corporation) (Xin Hai) as a 20% partner, for a term of twenty (20) years. The Company's wholly owned subsidiary, Infornet Investment Limited, is obligated to contribute all of the capital of the joint venture. The registered capital was initially $525,000 U.S. Dollars and subsequently increased by $1,000,000 by an amendment to the joint venture agreement dated December 15, 1999, for a total registered capital of $1,525,000. The Company has already contributed this figure and no further capital contribution is required from Infornet Investment Limited, however, the Company continues to advance loans to the joint venture as necessary to fund the operations of the business. The joint venture designates distribution of 100% of the profits to Infornet and 0% to Xin Hai, until recoupment of the Company's invested capital. On April 13, 2000, the Company amended the joint venture agreement to give the Company control over the joint venture for another fifteen (15) years after the recovery of total investment and interest from the external financing in the joint venture. In accordance with Statement of Financial Accounting Standards ("SFAS") 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because the Company controls the decisions of the joint venture. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture as of December 31, 1999 and 1998 were $1,558,689 and $424,883, respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION (CONTINUED)
         -----------------------

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

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

         REVENUE RECOGNITION

         Revenue is recognized when earned. The Company's revenue is primarily derived from the sale of nonrefundable subscription services (Internet access usage cards and content services) and domain name registration services, and are recognized over the period the services are provided or the services are delivered. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements and is recognized ratably on a straight-line basis over the product's life cycle. Other revenues, which are minimal, consist principally of electronic commerce and advertising revenues, developing of web site home pages, developing computer hardware, software, and telecommunications network technology, and are recognized as the services are performed or when the goods are delivered.

         COST RECOGNITION

         Cost of revenue includes direct costs to produce and distribute product and direct costs to provide online services, consulting and product support. Costs incurred for the production of computer software used in the sale of its services, including direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties are capitalized. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once established, such costs are capitalized until the software has completed testing and is generally

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

         available. Product development costs are expensed as incurred. SFAS No 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company. Selling,
         general,   and   administrative   costs  are   expensed  as  incurred.
         Advertising costs are expensed as incurred

         UNEARNED REVENUE

         Unearned revenue consists primarily of prepaid subscription agreements. End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, the Company's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle.

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

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

         Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of an foreign currency investment position, are included in the results of operations as incurred.

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------

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

NOTE 3 - INVESTMENTS

         All marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments at December 31, 1999, consisted of Canadian Treasury Securities of $316,349 Canadian Dollars, or $219,185 U.S. Dollars, with a maturity date of May 25, 2000. The estimated fair value approximated its amortized cost and therefore, there were no significant unrealized gains or losses. Accrued interest receivable at December 31, 1999, was $5,884.

NOTE 4 - INVENTORY

         Inventory at December 31, 1999, of $99,206 consists of internet access cards, modems, and accessories.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                1999                      1998
                                               ------------------         ----
         Office Equipment                  $     8,586                $   3,440
         Equipment                             521,627                  279,551
         FURNITURE                               5,455                    3,349
                                               ------------------     ----------
         Total                                 535,668                  286,340
         LESS ACCUMULATED DEPRECIATION        (113,048)                (58,913)
                                               ------------------     ----------
         NET BOOK VALUE                    $   422,620                 $227,427
                                               ==================     ==========

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 5 - PROPERTY AND EQUIPMENT (CONTINUED)
         ---------------------------------

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

         Total minimum lease payments for the year ended December 31:
         2000                                     $     68,530
         2001                                           68,530
         2002                                           65,167
                                                      --------
                                                       202,227

         LESS:  AMOUNT REPRESENTING INTEREST           (17,038)
                                                      --------
         Present value of minimum lease payment        185,189
         LESS:  CURRENT PORTION                        (58,920)
                                                      ---------
         NONCURRENT PORTION                            126,269
                                                      =========

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

         DEFERRED TAXES                               1999           1998
         -----------------------------------         ----------     -------
         Net Operating Loss Carryforwards            $ 461,361    $  82,221
         DEFERRED REVENUES                             (41,559)     (11,660)
                                                     ----------     -------

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

NOTE 8 - INCOME TAXES (CONTINUED)
         -----------------------
                                                 1999                1998
                                                 -----------         ----
         Total                                   419,802            70,561
         VALUATION ALLOWANCE                    (419,802)          (70,561)
                                                 -------            ------
         NET DEFERRED TAX ASSETS           $           0     $           0
                                          ===============       ==========

         The  Company  has  available  net  operating  loss   carryforwards   of
         approximately $1,300,000 for tax purposes to offset future taxable income, which expire principally in the year 2012.

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

                                                CHINA             CANADA                OTHER                      TOTAL
                                                -----             ------                -----                      -----
    DECEMBER 31, 1999
    -----------------
    Revenue                             $       982,108     $          0    $               0              $     982,108
    Operating Income (Loss)                    (738,750)         (32,596)            (485,694)                (1,257,040)
    Total Assets                              2,561,103           20,739            3,693,348                  6,275,190
    Capital Expenditures                        415,012            3,440                7,253                    425,705
    Depreciation/Amortization                    52,323              596                1,262                     54,180
    Interest Income                               2,239                0              170,774                    173,013

    DECEMBER 31,  1998

    Revenue                                  $  494,676          $43,827               $    0                  $ 538,503
    Operating Income (Loss)                      77,869         (22,236)             (111,997)                   (56,364)
    Total Assets                                593,510            5,759                5,306                    604,575
    Capital Expenditures                        282,900            3,440                    0                    286,340
    Depreciation/Amortization                    47,146              784                    0                     47,930
    Interest Income                                                1,279                    0                      4,845



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

NOTE 11 - STOCK OPTIONS

         On November 12, 1999, the Company granted 2,136,000 options to various parties for services contributed to the success and development of the Company, at an exercise price of $1.30 per share, and expiring on November 12, 2004. As of the date of issuance of these financial statements, none of the options have been exercised.

         The effect of applying SFAS No. 123 on 1999 pro forma net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock options been determined based upon fair value at the grant date, the Company's net loss in 1999 would have been $1,207,777, or $(0.06) per share. The fair value of the option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 185%, a risk-free interest rate of 5%, and an expected life of 5 years.