Form 10QSB
period 2000-03-31
XIN NET CORP
filed 2000-05-12
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2000

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

As of March 31, 2000, there were 21,360,000 shares of $0.001 par value common stock outstanding



                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                   XIN NET CORP. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 2000 AND DECEMBER 31, 1999
                                            ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


STATED IN U.S. DOLLARS                                                     MARCH 31, 2000           DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

  Cash                                                           $              4,949,431  $                5,512,614
  Other Receivables                                                               370,009                     223,466
  Prepaid Expenses                                                                                             16,361

  Inventory                                                                        30,343                      99,206
                                                                  ------------------------  --------------------------
TOTAL CURRENT ASSETS                                                            5,423,151                   5,851,647

PROPERTY AND EQUIPMENT, NET                                                       575,269                     422,620
OTHER ASSETS

  Organizational Costs, Net

                                                                  ------------------------  --------------------------
TOTAL ASSETS                                                     $              5,999,332  $                6,275,190
                                                                  ========================  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts Payable and Other Accrued Liabilities                 $                201,912  $                  162,041
  Unearned Revenue                                                                231,782                     118,739
  Current portion of Obligation under Capital Lease                                60,598                      58,920
                                                                  ------------------------  --------------------------
                                                                                  454,409                     339,700
OBLIGATION UNDER CAPITAL LEASE                                                    112,366                     126,269
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 21,360,000 (1999: 21,360,000)                         21,360                      21,360
  Additional Paid In Capital                                                    7,214,025                   7,214,025
  Accumulated Deficit                                                         (1,735,492)                 (1,318,945)
  Accumulated Other Comprehensive Income                                        (107,219)                   (107,219)
                                                                  ------------------------  --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      5,392,674                   5,809,221
                                                                  ------------------------  --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $              5,999,332  $                6,275,190
                                                                  ========================  ==========================

                                          See accompanying notes to financial statements.

                                                   XIN NET CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                            (PREPARED BY MANAGEMENT AND WITHOUT AUDITED)

STATED IN U.S. DOLLARS                                                     2000                  1999
------------------------------------------------------------------------------------------------------

REVENUE                                                             $   729,339           $   174,144

COST OF REVENUE                                                         149,504                36,346
                                                         ---------------------------------------------

GROSS PROFIT                                                            579,835               137,798
                                                         ---------------------------------------------

EXPENSES

   Administration and office                                            232,101                19,505
   Advertising and promotion                                            223,200                     -
   Amortization                                                          39,314                 1,904
   Business development                                                  92,042                     -
   Compensation expenses                                                      -                42,000
   Consulting and management fees                                        18,262                 9,923
   Foreign exchange (gain) loss                                           5,312                     -
   Interest                                                               4,563                 1,106
   Miscellaneous                                                         43,415                     -
   Professional fees                                                     31,430                10,068
   Rent                                                                  48,752                 2,124
   Salaries and benefits                                                113,881                11,617
   Selling expenses                                                     167,876                46,451
   Shareholder information, transfer agent and
     filing fees                                                         24,324                     -
                                                         ---------------------------------------------
                                                                      1,044,472               144,698
                                                         ---------------------------------------------
OPERATING PROFIT (LOSS)                                               (464,637)                (6,900)
OTHER INCOME

   Interest                                                              48,090                 1,033
                                                         ---------------------------------------------
NET EARNINGS (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                                      $   (416,547)          $    ( 5,867)
                                                         =============================================

BASIC EARNINGS (LOSS) PER COMMON
SHARES                                                              $    (0.02)             $       -
                                                         =============================================

BASIC WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                                   21,360,000            14,075,000
                                                         =============================================

                                           See accompanying notes to financial statements.


                                                   XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND YEAR ENDED DECEMBER 31, 1999
                                            (PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

                                                                                              ACCUMULATED
                                                       STOCK     ADDITIONAL                      OTHER
                                          COMMON     AMOUNT AT    PAID IN     ACCUMULATED    COMPREHENSIVE
STATED IN U.S. DOLLARS                    SHARES     PAR VALUE    CAPITAL       DEFICIT         INCOME          TOTAL
--------------------------------------------------------------------------------------------------------------------------

Balance , December 31, 1998              14,075,000     $ 14,075   $ 862,990    $ (234,918)    $   (111,388)    $ 530,759

Exercise of Stock Option for cash at
$0.40 per share in April 1999             1,400,000        1,400     558,600                                      560,000

Compensatory Cost - Stock Options                                     42,000                                       42,000

Private placement of Common Stock for
cash at $1.00 per share in May 1999       5,500,000        5,500   5,494,500                                    5,500,000

Offering Costs                                                      (385,000)                                    (385,000)

Common Stock for Services Rendered
at $1.00 per share in September 1999        385,000          385     384,615                                      385,000

Capital Contributions for Past Services                              256,320                                      256,320

Loss for the year ended
December 31, 1999                                                               (1,084,027)                    (1,084,027)

Other Comprehensive Income :                                                                          4,169         4,169
Translation adjustments
                                       -----------------------------------------------------------------------------------

Balance, December 31, 1999               21,360,000     $ 21,360  $7,214,025  $ (1,318,945)    $   (107,219)  $ 5,809,221

Loss for the three months ended
March 31, 2000                                                                    (416,547)                      (416,547)
                                       -----------------------------------------------------------------------------------
Balance, March 31, 2000                  21,360,000     $ 21,360  $7,214,025  $ (1,735,492)    $   (107,219)  $ 5,392,674
                                       ===================================================================================


                                           See accompanying notes to financial statements.


                                                   XIN NET CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                            ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

STATED IN U.S. DOLLARS                                                                       2000                   1999
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                           $  (416,547)            $   (5,867)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                          39,314                  1,904
    Compensatory cost - Stock options                                                           -                 42,000
    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable                                        (146,543)               (28,131)
      (Increase) in prepaid expenses                                                     (57,007)                  2,614
      Decrease in inventory                                                                68,863               (15,002)
      (Decrease) in accounts payable                                                       39,871                 79,422
      Increase in unearned revenue                                                        113,043                  1,517
                                                                         ------------------------------------------------
                                                                                        (359,006)                 78,457
                                                                         ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                   (191,952)               (20,245)
                                                                         ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayment on capital lease obligations                                       (12,225)                      -
                                                                         ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (563,183)                 58,212

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         5,512,614                336,189

                                                                         ------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $      4,949,431             $  394,401
                                                                         ================================================

                                           See accompanying notes to financial statements.


                                  XIN NET CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR   THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                           ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )



STATED IN U.S. DOLLARS                                   2000               1999
--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION :

Cash paid for :
    Interest                                         $  4,563           $  1,106
    Income taxes                                            -                  -

Noncash investing and financing :
    Capital Contributions for services performed            -                  -
    Compensatory cost - Stock option                 $      -          $  42,000











                 See accompanying notes to financial statements.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

1        BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 1999 included in its Annual Report on Form 10-KSB.

         The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

         Certain prior-period amounts have been reclassified to conform to the current period's presentation.

2        CAPITAL LEASE OBLIGATION

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,784 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


2        CAPITAL LEASE OBLIGATION ( CONTINUED )

                Total minimum lease payments
                for the year ended December 31

                                       2000          $                 52,056
                                       2001                            69,408
                                       2002                            66,156
                                                         -----------------------
                                                                      187,620

                Less : Amount representing interest                   (14,656)
                                                         -----------------------
                Present value of minimum lease payment                172,964
                Less : Current portion                                (60,598)
                                                         -----------------------
                                                     $                112,366
                                                         =======================


3        EARNINGS PER SHARE

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

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the first quarter ended 2000 and 1999 :

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


3        EARNINGS PER SHARE ( CONTINUED )

                                                 03/31/2000           03/31/1999
                                                 -----------          ----------

         Net loss for the period                 $ (416,547)           $ (5,867)

         Weighted-average shares outstanding     21,360,000          14,075,000

         BASIC LOSS PER SHARE                      $  (0.02)            $ (0.00)
                                                 ==========           ==========


         Due to the loss for the three months ended March 31, 2000 and 1999, the effect of outstanding warrants and stock options were not included as the effect would be anti-dilutive.

4        SEGMENT AND GEOGRAPHIC DATA

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
         FOR 3 MONTHS ENDED 3/31/2000                 CHINA        CANADA        OTHER          TOTAL
         ----------------------------                 -----        ------        -----          -----

         Revenue from customers                        $729,339        $   -        $    -        $729,339
         Interest revenue                                     -            -        48,090          48,090
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                      (362,021)      (8,490)      (94,126)       (464,637)
         Total assets                                $2,656,925      $11,134    $3,331,273      $5,999,332

         FOR 3 MONTHS ENDED 3/31/1999                 CHINA        CANADA        OTHER          TOTAL
         ----------------------------                 -----        ------        -----          -----

         Revenue from customers                       $ 174,144        $   -       $     -        $174,144
         Interest revenue                                 1,033            -             -           1,033
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                         71,027     (21,194)      (56,733)          (6,900)
         Total assets                                 $ 714,922       $6,648        $   77        $721,647

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


4        SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

         RECONCILIATION OF SEGMENT INFORMATION

                                                        3 MONTHS ENDED
                                                    03/31/2000     03/31/1999
                                                  -------------    -------------

         Revenue from customers                        $729,339       $ 174,144
         Interest revenue                                48,090           1,033
         Inter-segment revenues                               -               -
                                                 -------------------------------
         TOTAL CONSOLIDATED REVENUES                  $ 777,429       $ 175,177
                                                      ==========      =========

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company had revenues from its operations in China in the amount of $729,339 in the first quarter of 2000 as compared to $174,144 in the same period in 1999. The Company had a cost of revenue of $149,504 which resulted in a gross profit of $579,835 in the first quarter of 2000, as opposed to a cost of revenue of $36,346 which resulted in a gross profit of $137,798 in the quarter in 1999.

The Company incurred total expenses of $1,044,472 in the quarter in 2000 compared to $144,698 in the quarter in 1999. The Company had a very significant increase in expenses in the period in 2000 over 1999 as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

The largest expenses of operations in the quarter were $232,101 for administration and office, $223,200 for advertising and promotion, $92,042 for business development, $113,881 for salaries and benefits, and $167,876 for selling expenses.

The Company had an operating loss of ($464,637) in the period in 2000 compared to a loss of ($6,900) in 1999. The net loss after interest income in the period was ($416,547) in 2000 and ($5,867) in 1999. Loss per share was ($.02) in the period in 2000 and nominal in 1999.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2000. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 12, 2000

                                          XIN NET CORP.



                                          by:/s/Marc Hung
                                          Marc Hung, President