Form 10QSB
period 2000-06-30
XIN NET CORP
filed 2000-08-17
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                        Commission File Number
June 30, 2000                                                     0-26559


                                  XIN NET CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)



         Florida                                         330-751560
         -------                                         ----------
         (State of incorporation)                        (I.R.S. Employer
                                                         Identification No.)

#830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
-------------------------------------------------------------
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (604) 632-9638
                                                     --------------

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

                         21,360,000 as of June 30, 2000

                                  XIN NET CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                            (Stated in U.S. dollars)

                                   (Unaudited)



                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                  ( Prepared by management and without audit )


Stated in U.S. dollars                                                               2000                        1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets

  Cash                                                         $        3,972,607          $  5,512,614
  Other receivables                                                       564,394               223,466
  Prepaid expenses                                                        153,637                16,361
  Inventory                                                                22,568                99,206
                                                                ------------------ ---------------------
Total Current Assets                                                    4,713,206             5,851,647

Property and Equipment, Net                                               915,423               422,620

Other Assets

  Organizational costs, Net                                                 2,111                   923

                                                                ------------------ ---------------------

Total Assets                                                   $        5,630,740          $  6,275,190
                                                                ================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and other accrued liabilities               $          487,902               162,041
  Unearned revenue                                                        283,532               118,739
  Current portion of obligation under capital lease                        60,453                58,920
                                                                ------------------ ---------------------
                                                                          831,887               339,700

Obligation under Capital Lease                                             94,962               126,269
Commitments and Contingencies                                                   -                     -

Stockholders' Equity
  Common stock : $0.001 par value
    Authorized : 50,000,000
    Issued and outstanding: 21,360,000 (1999: 21,360,000)                  21,360                21,360
  Additional paid in capital                                            7,214,025             7,214,025
  Accumulated deficit                                                  (2,398,051)             (107,219)
  Accumulated other comprehensive income                                 (133,443)             (107,219)
                                                                -------------------------- ---------------------

Total Stockholders' Equity                                              4,703,891             5,809,221

                                                                -------------------------- ---------------------

Total Liabilities and Stockholders' Equity                     $        5,630,740          $  6,275,190
                                                                ========================== =====================






                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                  (Prepared by management and without audited)


                                                     Three Months Ended June 30        Six Months Ended June 30
Stated in U.S. dollars                                       2000            1999              2000             1999
---------------------------------------------------------------------------------------------------------------------
Revenue
  Internet access cards                                 $ 498,094       $ 191,945         $ 794,077        $ 366,089

  Domain name registration                              1,041,852               -         1,475,208                -
                                                   ------------------------------------------------------------------
                                                        1,539,946         191,945         2,269,285          366,089
Cost of Revenue

  Internet access Cards                                   109,259          29,550           140,616           65,896

  Domain name registration                                618,398               -           736,545                -
                                                   ------------------------------------------------------------------
                                                          727,657          29,550           877,161           65,896
                                                   ------------------------------------------------------------------
Gross Profit                                              812,289         162,395         1,392,124          300,193
Expenses

   Administration and office                              581,057          97,647         1,190,576          192,885
   Advertising and promotion                              628,340               -           851,540                -
   Amortization                                            65,855           1,842           105,169            3,746
   Interest                                                 4,736           1,621             9,299            2,726
   Telephone and communication                            236,523         123,252           404,399          169,703
                                                   ------------------------------------------------------------------
                                                        1,516,511         224,362         2,560,983          369,060
                                                   ------------------------------------------------------------------
Operating Profit (Loss)                                 (704,222)        (61,967)       (1,168,859)         (68,867)
Other Income

   Interest                                                41,663          44,614            89,753           45,647
                                                   ------------------------------------------------------------------
Net Earnings (Loss) Available to Common

Stockholders                                          $ (662,559)      $ (17,353)     $ (1,079,106)       $ (23,220)
                                                   ==================================================================
Basic Earnings (Loss) per Common

Shares                                                  $  (0.03)      $   (0.00)        $   (0.05)        $  (0.00)
                                                   ==================================================================
Basic Weighted Average Common

Shares Outstanding                                     21,360,000      18,014,780        21,360,000       16,055,773
                                                   ==================================================================




                         XIN NET CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
                  ( Prepared by management and without audit )

                                                                                                Accumulated
                                                          Stock     Additional                     Other
                                              Common    Amount At    Paid In    Accumulated    Comprehensive
Stated in U.S. dollars                        Shares    Par Value    Capital      Deficit         Income         Total
---------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                    14,075,000   $ 14,075   $ 862,990   $ (234,918)    $   (111,388)   $ 530,759

Exercise of stock option for cash at $0.40
per share in April 1999                        1,400,000      1,400     558,600                                    560,000

Compensatory cost - stock options                                        42,000                                     42,000

Private placement of Common stock for cash
at $1.00 per share in May 1999                 5,500,000      5,500   5,494,500                                  5,500,000

Offering Costs                                                         (385,000)                                  (385,500)

Common stock for services rendered at
$1.00 per share in September 1999                385,000        385     384,615                                    385,000

Capital contributions for past services                                 256,320                                    256,320

Loss for the year ended December 31, 1999                                         (1,084,027)                   (1,084,027)

Other comprehensive income: translation
Adjustments                                                                                             4,169        4,169

                                           --------------------------------------------------------------------------------
Balance, December 31, 1999                   21,360,000    $ 21,360  $7,214,025  $(1,318,945)    $   (107,219)  $5,809,221

Loss for the six months ended June 30, 2000                                       (1,079,106)                   (1,079,106)

Other comprehensive income : translation
Adjustments                                                                                           (26,224)     (26,224)
                                           --------------------------------------------------------------------------------
Balance, June 30, 2000                       21,360,000    $ 21,360  $7,214,025 $ (2,398,051)    $   (133,443)  $4,703,891
                                           ================================================================================




                                   XIN NET CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            ( Prepared by management and without audit )

Stated in U.S. dollars                                                    2000                  1999
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities

  Net loss                                                     $   (1,079,106)        $     (23,220)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                     105,169                 3,746
    Compensatory cost - stock options                                       -                42,000
    Translation adjustments                                           (26,224)                    -
    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable                     (340,928)              (52,714)
      (Increase) Decrease in prepaid expenses                        (137,276)                1,164
      Decrease (Increase) in inventory                                 76,638               (15,047)
      (Decrease) in accounts payable                                  325,861                93,676
      Increase in unearned revenue                                    164,793                 9,210
                                                        ---------------------------------------------
 Net cash provided by (used in) operating activities                 (911,073)               58,815
                                                        ---------------------------------------------
Cash flows from investing activities

  Purchases of property and equipment                                (597,890)              (35,995)
  Increase in organizational costs                                     (1,270)                    -
                                                        ---------------------------------------------
 Net cash flows used in investing activities                         (599,160)              (35,995)
                                                        ---------------------------------------------
Cash flows from financing activities

  Principal repayment on capital lease obligations                    (29,774)                     -
  Issuance of common stock                                                   -             6,060,000
  Related party repayment                                                    -               (20,000)
                                                        ---------------------------------------------
 Net cash provided by (used in) financing activities                  (29,774)              6,040,000
                                                        ---------------------------------------------
Increase (Decrease) in cash and cash equivalents                   (1,540,007)              6,062,820
Cash and cash equivalents - beginning of period                      5,512,614                336,189
                                                        ---------------------------------------------
Cash and cash equivalents - end of period                        $   3,972,607         $    6,399,009
                                                        =============================================





                                  XIN NET CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                           ( Prepared by management and without audit )

Stated in U.S. dollars                                            2000                1999
-------------------------------------------------------------------------------------------

Supplemental Information:

Cash paid for:
    Interest                                                $    9,299          $    2,726
    Income taxes                                                     -                   -

Non-cash investing and financing :
    Capital contributions for services performed             $       -           $       -
    Compensatory cost - stock option                                 -              42,000
    Equipment acquired under capital lease obligation                -             214,959



                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                  ( Prepared by management and without audit )

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

                  ( Prepared by management and without audit )

2        Capital Lease Obligation ( Continued )


                Total minimum lease payments
                for the year ended December 31

                                       2000                  $       34,098
                                       2001                          68,197
                                       2002                          65,003
                                                               -------------
                                                                    167,298

                Less: Amount representing interest                 (11,883)
                                                               -------------
                Present value of minimum lease payment              155,415
                Less: Current portion                              (60,453)
                                                               -------------
                                                             $       94,962
                                                               =============



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

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the second quarter and the six-month periods ended June 30, 2000 and 1999:

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

                  ( Prepared by management and without audit )



3        Earnings Per Share ( Continued )

                                                       Three months ended           Six months ended
                                                      06/30/00    06/30/99       06/30/00       06/30/99
                                                      --------    --------       --------       --------

         Net income (loss) for the period            $ (662,559)  $ (17,353)    $ (1,079,106)   $ (23,220)


         Weighted-average shares outstanding          21,360,000  18,014,780       21,360,000   16,055,773

         Effect of dilutive securities :
         Dilutive options                                      -           -                -            -
         Dilutive warrants                                     -           -                -            -
                                                    ------------------------- -----------------------------
         Dilutive potential common shares
                                                               -           -                -            -
                                                    ------------------------- -----------------------------

         Adjusted weighted-average shares and
         assumed conversions                          21,360,000  18,014,780       21,360,000   16,055,773

         Basic earnings per share                      $  (0.03)    $ (0.00)        $  (0.05)   $  (0.00)
                                                       =========    ========        =========   =========

         Diluted earnings per share                    $  (0.03)    $ (0.00)        $  (0.05)   $  (0.00)
                                                       =========    ========        =========   =========



         Due to the loss for the three-month and six-month periods ended June 30, 2000 and 1999, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999

                  ( Prepared by management and without audit )


4        Segment and Geographic Data (Continued)

         For 3 months ended 6/30/2000                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----
                                                     $1,539,946        $   -       $     -      $1,539,946
         Interest revenue
                                                            849            -        40,814          41,663

                                                              -            -             -               -
         Operating income (loss)                      (587,820)      (4,703)     (111,699)       (704,222)
         Total assets                                 2,933,525       29,014     2,668,201       5,630,740

         For 3 months ended 6/30/1999                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----

                                                      $ 191,95         $   -       $     -        $191,945
         Interest revenue                                1,064             -        43,550          44,614
                                                             -             -             -               -
         Operating income (loss)                         26,116     (29,849)      (58,234)        (61,967)
         Total assets                                 1,311,607      322,818     5,346,774       6,981,199


         For 6 months ended 6/30/2000              China         Canada         Other           Total
         ----------------------------              -----         ------         -----           -----

                                                   $2,269,285         $   -        $     -      $2,269,285
         Interest revenue                                 849             -         88,904          89,753
                                                            -             -              -               -
         Operating income (loss)                    (949,841)      (13,193)      (205,825)     (1,168,859)
         Total assets                               2,933,525        29,014      2,668,201       5,630,740

         For 6 months ended 6/30/1999              China         Canada         Other           Total
         ----------------------------              -----         ------         -----           -----

                                                    $ 366,089         $   -        $     -        $366,089
         Interest revenue                               2,097             -         43,550          45,647
                                                            -             -              -               -
         Operating income (loss)                       97,143      (51,043)      (114,967)        (68,867)
         Total assets                               1,311,607       322,818      5,346,774       6,981,199


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                  ( Prepared by management and without audit )


4        Segment and Geographic Data (Continued)

                                                      3 months ended                6 months ended
                                                      --------------                --------------

                                                  06/30/00      06/30/99       06/30/00       06/30/99
                                                  --------      --------       --------       --------

                                                   $1,539,946      $ 191,945    $2,269,285      $ 366,089
         Interest revenue                              41,663        44,614         89,753         45,647
                                                            -             -              -              -
                                               ------------------------------------------------------------
                                                   $1,581,609      $ 236,559    $2,359,038      $ 411,736
                                                  ===========     ==========   ===========      =========



5        Total Amount Advanced to Joint Venture

         As at June 30, 2000, the total amount advanced to the joint venture project is $2,302,901.

6          Property and Equipment

           Property and equipment consists of the following:


                                                June 30, 2000  December 31, 1999

           Office equipment                           138,945             8,586
           Equipment                                  883,444           521,627
           Furniture                                   29,413             5,455
                                           -------------------------------------
           Total                                    1,051,802           535,668
           Less: Accumulated depreciation           (136,379)          (113,048)
                                           -------------------------------------
           Net book value                             915,423           422,620
                                           =====================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $1,539,946 in the second quarter of 2000 as compared to $191,945 in the same period in 1999. The increase was mainly due to domain name registration started to grow from July 1999 for which revenue was $1,041,852.

     The Company had a cost of revenue of $727,657 which resulted in a gross profit of $812,289 in the second quarter of 2000, as opposed to a cost of revenue of $29,550 which resulted in a gross profit of $162,395 in the second quarter in 1999.

     The Company incurred total expenses of $1,516,511 in the second quarter in 2000 compared to $224,362 in the same period of 1999. The Company had a very significant increase in expenses in the period in 2000 over 1999 as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

     The largest expenses of operations in the quarter were $581,057 for administration and office, $628,340 for advertising and promotion, and $236,523 for telephone and communication.

     The Company had an operating loss of ($704,222) in the period in 2000 compared to a loss of ($61,967) in the period in 1999. The net loss after interest income in the period was ($622,559) in 2000 and ($17,353) in 1999. Loss per share was ($0.03) in the period in 2000 and nominal in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $2,269,285 in the first half of 2000 as compared to $366,089 in the same period in 1999. The increase was mainly due to domain name registration started to grow from July 1999.

     The Company had a cost of revenue of $877,161 which resulted in a gross profit of $1,392,124 in the first half of 2000, as opposed to a cost of revenue of $65,896 which resulted in a gross profit of $300,193 in the first half in 1999.

     The Company incurred total expenses of $2,560,983 in the first half in 2000 compared to $369,060 in the first half of 1999. The Company had a very significant increase in expenses in the period in 2000 over 1999 as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

     The largest expenses of operations in the first half were $1,190,576 for administration and office, $851,540 for advertising and promotion, and $404,399 for telephone and communication.

     The Company had an operating loss of ($1,168,859) in the period in 2000 compared to a loss of ($68,867) in 1999. The net loss after interest income in the period was ($1,079,106 in 2000 and ($23,22)) in 1999. Loss per share was ($0.05) in the period in 2000 and nominal in 1999.

     As of June 30, 2000, the Company had total current assets of $4,713,206 of which $3,972,607 was cash. At the same time, there was $831,887 in current liabilities leaving a working capital of $3,881,319.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had $3,972,607 in cash at June 30, 2000, compared to $5,512,614 at the same time one year earlier. Other current assets for the comparable periods were $740,599 and $339,033. Current liabilities at June 30, 2000 totaled $831,887, and the total at June 30, 1999 was $339,700. The capital structure with the exception of the accumulated losses has remained the same for both periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------

            None

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
-------     ------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     -----------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            None

                                  XIN NET CORP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               XIN NET CORP.


                                               /s/ Marc Hung
Date:  8/15/00                                 ---------------------------------
                                               Marc Hung, President