Form 10QSB
period 2000-09-30
XIN NET CORP
filed 2000-11-14
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                        Commission File Number
September 30, 2000                                              0-26559


                                  XIN NET CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)



         Florida                                         330-751560
         -------                                         ----------
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

                       21,360,000 as of September 30, 2000

                                  XIN NET CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                            (Stated in U.S. dollars)

                                   (Unaudited)



                                              XIN NET CORP. AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                         SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                       ( Prepared by management and without audit )


Stated in U.S. dollars                                                              2000                     1999
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                           $             2,742,662  $             5,512,614
  Other Receivables                                                              588,134                  223,466

  Inventory (Note 2)                                                             153,769                   99,206

  Prepaid Expenses                                                               363,844                   16,361
                                                                  -----------------------  -----------------------
Total Current Assets                                                           3,848,409                5,851,647
Property and Equipment, Net                                                      976,032                  422,620
Other Assets

  Organizational Costs, Net                                                        2,055                      923
                                                                  -----------------------  -----------------------
Total Assets                                                     $             4,826,496  $             6,275,190
                                                                  =======================  =======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Other Accrued Liabilities                 $               228,146  $               162,041
  Unearned Revenue                                                               982,011                  118,739

Current portion of Obligation under Capital Lease (Note 3)                        60,728                   58,920
                                                                  -----------------------  -----------------------
                                                                               1,270,885                  339,700

Obligation under Capital Lease (Note 3)                                           77,346                  126,269
Commitments and Contingencies (Note 9)
Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 21,360,010 (1999: 21,360,000)                        21,360                   21,360
  Additional Paid In Capital                                                   7,214,045                7,214,025
  Accumulated Deficit                                                        (3,630,476)              (1,318,945)
  Accumulated Other Comprehensive Income                                       (126,664)                (107,219)
                                                                  -----------------------  -----------------------
Total Stockholders' Equity                                                     3,478,265                5,809,221
                                                                  -----------------------  -----------------------
Total Liabilities and Stockholders' Equity                       $             4,826,496  $             6,275,190
                                                                  =======================  =======================




                                         XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (Prepared by management and without audited)


                                            Three Months Ended September 30       Nine Months Ended September 30
Stated in U.S. dollars                          2000               1999               2000               1999
---------------------------------------------------------------------------------------------------------------------
Revenue
  Internet Access Cards                             $512,850           $165,679        $1,309,530           $531,768

  Domain Name Registration                           107,822             14,449           607,032             14,449

  E-Solutions                                        261,951             10,502           445,402             10,502
                                         ----------------------------------------------------------------------------
                                                     882,623            190,630         2,361,964
                                                                                                             556,719
Cost of Revenue

  Internet Access Cards                               30,749             25,504           213,558             91,400

  Domain Name Registration                            55,624              3,503           206,181              3,503

  E-Solutions                                          8,216                  -            17,673                  -
                                         ----------------------------------------------------------------------------

                                                      94,589             29,007           437,412             94,903
                                         ----------------------------------------------------------------------------
Gross Profit                                         788,034            161,623         1,924,552
                                                                                                             461,816
Expenses

   Administration and office                         566,641            222,593         1,397,802            386,392

   Advertising and promotion                         616,931             46,636         1,468,471             46,636

   Amortization                                       47,752             58,474           147,396             62,220

   Salaries, wages and benefits                      321,815             84,352           654,502            113,438

   Telephone and communication                       284,473             17,115           678,872            186,818
                                         ----------------------------------------------------------------------------

                                                   1,837,612            429,170         4,347,043            795,504
                                         ----------------------------------------------------------------------------
Operating Profit (Loss)                          (1,049,578)          (267,547)       (2,422,491)
                                                                                                           (333,688)
Other Income

   Interest income                                    35,352             62,767           125,105            108,414

   Interest expense                                  (4,846)            (2,973)          (14,145)            (5,699)
                                         ----------------------------------------------------------------------------
Net Earnings (Loss) Available to
Common Stockholders                             ($1,019,072)         ($207,753)      ($2,311,531)         ($230,973)
                                         ============================================================================
Basic Earnings (Loss) per
Common Shares (Note 5)                               ($0.05)            ($0.01)           ($0.11)            ($0.01)
                                         ============================================================================
Basic Weighted Average Common
Shares Outstanding                                21,360,000         21,033,587        21,360,000         17,733,278
                                         ============================================================================




                                         XIN NET CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
                                  ( Prepared by management and without audit )


                                                                                                      Accumulated
                                                               Stock       Additional                    Other
                                                Common       Amount At      Paid In     Accumulated  Comprehensive
Stated in U.S. dollars                          Shares       Par Value      Capital       Deficit        Income        Total
----------------------------------------------------------------------------------------------------------------------------------

Balance , December 31, 1998                      14,075,000     $  14,075    $  862,990  $  (234,918)  $  (111,388)    $  530,759

Exercise of Stock Option for cash at $0.40        1,400,000         1,400       558,600                                   560,000
per share in April 1999

Compensatory Cost - Stock Options                                                42,000                                    42,000

Private placement of Common Stock for cash        5,500,000         5,500     5,494,500                                 5,500,000
at $1.00 per share in May 1999

Offering Costs                                                                (385,000)                                 (385,000)

Common Stock for Services Rendered at               385,000           385       384,615                                   385,000
$1.00 per share in September 1999

Capital Contributions for Past Services                                         256,320                                   256,320

Loss for the year ended December 31, 1999                                                 (1,084,027)                 (1,084,027)

Other Comprehensive Income : Translation                                                                      4,169         4,169
Adjustments
                                            --------------------------------------------------------------------------------------
Balance, December 31, 1999                       21,360,000     $  21,360   $ 7,214,025 $ (1,318,945)  $  (107,219)   $ 5,809,221

Exercise of Warrant for cash at $2.00                    10             -            20                                        20
per share in September 2000
Loss for the nine months ended September
30, 2000                                                                                  (2,311,531)                 (2,311,531)

Other Comprehensive Income : Translation                                                                   (19,445)      (19,445)
Adjustments
                                            --------------------------------------------------------------------------------------
Balance, September 30, 2000                      21,360,010     $  21,360   $ 7,214,045 $ (3,630,476)  $  (126,664)   $ 3,478,265
                                            ======================================================================================



                                         XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                  ( Prepared by management and without audit )


Stated in U.S. dollars                                                           2000                   1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                     $          (2,311,531) $            (230,973)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                             147,396                 62,220

    Compensatory cost - stock options                           -                                     42,000

    Common stock issued for services                            -                                    385,000

    Translation adjustments                                                  (19,445)  -
    Changes in assets and liabilities
      (Increase) Decrease in other receivables                              (364,668)              (338,908)
      (Increase) Decrease in prepaid expenses                               (347,483)                (6,162)
      Decrease (Increase) in inventory                                       (54,563)               (15,970)
      (Decrease) in accounts payable                                           66,105                358,196
      Increase in unearned revenue                                            863,272                 32,644
                                                                ---------------------- ----------------------
  Net cash provided by (used in) operating activities                     (2,020,917)                288,047
                                                                ---------------------- ----------------------
Cash flows from investing activities
  Purchases of property and equipment                                       (700,670)              (155,009)

  Increase in organizational costs                                            (1,270)  -
                                                                                       ----------------------
                                                                ----------------------
  Net cash flows used in investing activities                               (701,940)              (155,009)
                                                                ---------------------- ----------------------
Cash flows from financing activities
  Principal payments on capital lease obligations                            (47,115)               (14,838)
  Issuance of common stock                                                         20              6,060,000

  Offering cost                                                 -                                  (385,000)

  Related party repayment                                       -                                   (20,000)
                                                                ---------------------- ----------------------
  Net cash flows provided by (used in) financing activities                  (47,095)              5,640,162
                                                                ---------------------- ----------------------
Increase (Decrease) in cash and cash equivalents                          (2,769,952)              5,773,200
Cash and cash equivalents - beginning of period                             5,512,614                336,189
                                                                ---------------------- ----------------------
Cash and cash equivalents - end of period                      $            2,742,662 $            6,109,389
                                                                ====================== ======================




                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                  ( Prepared by management and without audit )


Stated in U.S. dollars                                             2000                 1999
---------------------------------------------------------------------------------------------

Supplemental Information :

Cash paid for :
    Interest                                                $    14,145           $    5,699

    Income taxes                                                      -                    -

Noncash investing and financing :
    Common stock issued for services                        $         -           $  385,000

    Compensatory cost - Stock option                                  -               42,000

    Equipment acquired under capital lease obligation                 -              214,959


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

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


2        Inventory

         Inventory at September 30, 2000, of $153,769, consists of computer equipment, peripherals, modems, internet access cards and accessories.


3        Capital Lease Obligation

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,719 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

                  ( Prepared by management and without audit )


3        Capital Lease Obligation ( Continued )


                Total minimum lease payments
                for the year ended September 30

                                       2001               $           66,943
                                       2002                           80,544
                                                            -----------------
                                                                     147,487
                Less : Amount representing interest                  (9,413)
                                                            -----------------
                Present value of minimum lease payment               138,074
                Less : Current portion                              (66,943)
                                                            -----------------
                                                          $           71,131
                                                            =================



4        Stockholders' Equity

         On September 29, 2000, the shareholders at the price of $2 each exercised ten warrants.

         As at September 30, 2000, 5,884,990 Series A warrants are outstanding. Each warrant entitles the holder to purchase, on or before March 31, 2001, one additional unit of common share at a price of $2.00 per unit, each unit consisting of one common share and one Series B warrant. The Series B warrant entitles the holder to purchase one additional common share at a price of $5.00 per share on or before March 31, 2002.

         As at September 30, 2000, 10 Series B warrants are outstanding. Each warrant entitles the holder to purchase one common share at a price of $5.00 per share on or before March 31, 2002.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

                  ( Prepared by management and without audit )


5        Earnings Per Share

         Basic earnings per share are computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

         The following table sets forth the computations of shares and net earnings used in the calculation of basic earnings per share for the third quarter and the nine-month periods ended September 30, 2000 and 1999 :

                                                        Three months ended             Nine months ended
                                                     09/30/00      09/30/99         09/30/00        09/30/99
                                                     --------      --------         --------        --------

         Net income (loss) for the period          $ (1,019,072)   $ (207,753)      $ (2,311531)    $ (230,973)

         Weighted-average shares outstanding          21,360,000    21,033,587        21,360,000     17,733,278

         Basic earnings per share                      $  (0.05)      $ (0.01)         $  (0.11)     $  (0.01)
                                                       =========      ========         =========     =========

         Diluted earnings per share                    $  (0.05)      $ (0.01)         $  (0.11)     $  (0.01)
                                                       =========      ========         =========     =========


         Due to the loss for the three-month and nine-month periods ended September 30, 2000 and 1999, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

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


         For 3 months ended 9/30/2000           China         Canada         Other          Total
         ----------------------------           -----         ------         -----          -----

         Revenue from customers                  $ 882,623      $   -        $    -        $882,623
         Interest revenue                              400                      34,896       35,352
                                                                   56
         Inter-segment revenue
                                                         -          -             -               -
         Operating income (loss)                 (978,164)    (5,657)      (70,603)     (1,054,424)
         Total assets                            2,755,732     18,426     2,052,338       4,826,496

         For 3 months ended 9/30/1999           China         Canada         Other          Total
         ----------------------------           -----         ------         -----          -----

         Revenue from customers               $ 190,630         $   -        $    -        $190,630
         Interest revenue                                           -        62,767          62,767
                                                      -
         Inter-segment revenue
                                                      -             -             -               -
         Operating income (loss)              (129,363)      (76,967)      (64,190)       (270,520)
         Total assets                         1,901,305       253,995     4,890,529       7,045,829

         For 9 months ended 9/30/2000        China         Canada         Other           Total
         ----------------------------        -----         ------         -----           -----

         Revenue from customers              $2,361,964         $   -         $    -      $2,361,964
         Interest revenue                         1,249                      123,800         125,105
                                                                   56
         Inter-segment revenue
                                                      -             -              -               -
         Operating income (loss)            (2,141,893)      (18,315)      (276,428)     (2,436,636)
         Total assets                         2,755,732        18,426      2,052,338       4,826,496

         For 9 months ended 9/30/1999        China         Canada         Other           Total
         ----------------------------        -----         ------         -----           -----

         Revenue from customers               $ 556,719         $   -         $    -        $556,719
         Interest revenue                             -             -        108,414         108,414
         Inter-segment revenue
                                                      -             -              -               -
         Operating income (loss)               (49,084)     (111,146)      (179,157)       (339,387)
         Total assets                         1,901,305       253,995      4,890,529       7,045,829



                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

                  ( Prepared by management and without audit )


7        Total Amount Advanced to Joint Venture

         As at September 30, 2000, the total amount advanced to the joint venture project is $2,588,021.

         The registered capital of the joint venture has been increased by $225,000 to $1,750,000 and the amount was fully contributed on September 18, 2000.


8        Property and Equipment

           Property and equipment consists of the following :

                                          September 30, 2000   December 31, 1999


           Office equipment                          211,250            8,586

           Equipment                                 919,833          521,627

           Furniture                                  28,912            5,455
                                           -----------------------------------
           Total                                   1,159,995
                                                                      535,668

           Less : Accumulated depreciation         (183,963)        (113,048)
                                           -----------------------------------

           Net book value                            976,032          422,620
                                           ===================================


         The depreciation expense charged to operations for the nine-month period is $147,258.


9        Commitments and Contingencies

         The Company issued a standby letter of credit in sum of $100,000 as security deposit to a domain name registrar in June 2000. The standby letter of credit is secured by the same amount of fixed deposit maintained at a bank and will expire on June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The company began operations as an ICANN-accredited domain name registrar in the third quarter of this year. As a result, an important accounting change was made in the way the company recognizes revenues and costs related to .com, .net and .org domain name registration services. Prior to this event the Company acted as agents of other ICANN-accredited registrars. International domain name revenues and costs were then recognized when collected and incurred respectively. Such revenues and costs are now spread over the various periods during which the services are rendered. Generally, revenues collected are non-refundable and the Company has not made any refunds since it started operations.

         This change in accounting practice conforms with SEC (Securities and Exchange Commission) recommendations. As a consequence, third quarter financial statement shows revenue and cost of revenue which are lower than they would have been otherwise. At the same time unearned revenue and prepaid expenses increase correspondingly.


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $882,623 in the third quarter of 2000 as compared to $190,630 in the same period in 1999. As a result of increased marketing and branding efforts, internet access revenues increased to $512,850 from $165,679 and domain name revenues increased to $107,822 from $14,449. Also, the Company's diversification into the e-commerce enabling business caused e-solutions revenues to increase to $261,951 from $10,502 in the same period in 1999.

     As a result of increased sales and the accounting change in recognizing domain name revenue, unearned revenue increased to $982,011 from $410,642 during the period, as compared to a nominal increase during the same period in 1999.

     The Company had a cost of revenue of $94,589 which resulted in a gross profit of $788,034 in the third quarter of 2000, as opposed to a cost of revenue of $29,007 which resulted in a gross profit of $161,623 ( in the third quarter in 1999.

     The Company incurred total expenses of $1,837,612 in the third quarter in 2000 compared to $429,170 in the same period of 1999, as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China. The largest expenses of operations in the quarter were $566,641 for administration and office, $616,931 for advertising and promotion, and $321,815 for salaries, wages and benefits. Now that the Company's expansion to other cities in China for this year has taken place, expenses are expected to increase at a slower rate during the rest of the year.

     The Company had an operating loss of ($1,049,578) in the period in 2000 compared to a loss of ($267,547) in the period in 1999. Loss per share was ($0.05) in the period in 2000 and ($0.01) in 1999.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $2,361,964 in the first nine months of 2000 as compared to $556,719 in the same period in 1999. As a result of increased marketing, branding and diversification efforts, all the three revenue streams increased significantly: internet access revenues to $1,309,530 from $531,768; domain name revenues to $607,032 from $14,449 and e-solutions revenues to $445,402 from $10,502.

     The Company had a cost of revenue of $437,412 which resulted in a gross profit of $1,924,552 in the first nine months of 2000, as opposed to a cost of revenue of $94,903 which resulted in a gross profit of $461,816 in the first nine months in 1999.

    As a result of increased sales and the accounting change in recognizing domain name revenue, unearned revenue for the nine month ended September 30, 2000 totaled $982,011 as compared to a nominal amount for the same period in 1999.

     The Company incurred total expenses of $4,347,043 in the first nine months in 2000 compared to $795,504 in the first nine months of 1999. The Company had a very significant increase in expenses in the period in 2000 over 1999 as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China. The largest expenses of operations in the first nine months were $1,397,802 for administration and office, $1,468,471 for advertising and promotion, and $678,872 for telephone and communication. Now that the Company's expansion to other cities in China for this year has taken place, expenses are expected to increase at a slower rate during the rest of the year.

         The Company had an operating loss of ($2,422,491) in the period in 2000 compared to a loss of ($333,688) in 1999. Loss per share was ($0.11) in the period in 2000 and ($0.01) in 1999.

         Interest income: Interest income was $125,105 for the nine months ended September 30, 2000 as compared to $108,414 for the same period in 1999. Interest income earned in the future will be dependent on Company funding cycles and prevailing interest rates.

         Provision for income tax: As of the nine month period ended September 30, 2000, the Company's accumulated deficit was ($3,630,476) and as a result, there has been no provision for income taxes to date. The Company has net operating loss carry forwards that will expire principally in 2012 unless utilized by the Company.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had total current assets of $3,848,409 of which $2,742,662 was cash. At the same time, there was $1,270,885 in current liabilities leaving a working capital of $2,577,524. The Company has no debt.

         The Company had $2,742,662 in cash at September 30, 2000, compared to $6,109,389 at the same time one year earlier. The capital structure, with the exception of the accumulated losses, has remained the same for both periods.

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

                                               XIN NET CORP.


                                               /s/ Marc Hung
Date:  11/13/00                                ---------------------------------
                                               Marc Hung, President