Form 10QSB/A
period 2000-06-30
XIN NET CORP
filed 2000-11-17
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0001082603

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

#830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
--------------------------------------------------------------
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

                         21,360,000 as of June 30, 2000


                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                  ( Prepared by management and without audit )


Stated in U.S. dollars                                               2000                        1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
  Cash                                                         $        3,972,607          $  5,512,614
  Other receivables                                                       211,489               223,466
  Inventory   (Note 7)                                                     22,568                99,206
  Prepaid expenses                                                        227,115                16,361
                                                                ------------------ ---------------------
Total Current Assets                                                    4,433,779             5,851,647

Property and Equipment, Net (Note 6)                                      915,423               422,620

Other Assets
  Organizational costs, Net                                                 2,111                   923

                                                               ------------------ ---------------------
Total Assets                                                   $        5,351,313          $  6,275,190
                                                                ================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities               $          290,118               162,041
  Unearned Revenue                                                        410,642               118,739
  Current portion of obligation under capital lease (Note 2)               68,197                58,920
                                                                ------------------ ---------------------
                                                                          768,957               339,700

Obligation under Capital Lease (Note 2)                                    87,218               126,269
Commitments and Contingencies  (Note 8)                                         -                     -

Stockholders' Equity
  Common stock : $0.001 par value
    Authorized : 50,000,000
    Issued and outstanding: 21,360,000 (1999: 21,360,000)                  21,360                21,360
  Additional paid in capital                                            7,214,025             7,214,025
  Accumulated deficit                                                  (2,611,404)           (1,318,945)
  Accumulated other comprehensive income                                 (128,843)             (107,219)
                                                                -------------------------- ---------------------
Total Stockholders' Equity                                              4,495,138             5,809,221
                                                                -------------------------- ---------------------
Total Liabilities and Stockholders' Equity                     $        5,351,313          $  6,275,190
                                                                ========================== =====================


                 See Accompanying Notes to Financial Statements

                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                  (Prepared by management and without audited)


                                                     Three Months Ended June 30        Six Months Ended June 30
Stated in U.S. dollars                                       2000            1999              2000             1999
---------------------------------------------------------------------------------------------------------------------
Revenue
  Internet access cards                                 $ 566,293       $ 191,945         $ 796,680        $ 366,089
  Domain name registration                                174,684               -           499,210                -
  E-Solution                                              122,239               -           183,451                -
                                                   ------------------------------------------------------------------
                                                          863,216         191,945         1,479,341          366,089
Cost of Revenue
  Internet access Cards                                   118,407          29,550           182,809           65,896
  Domain name registration                                112,729               -           150,557                -
  E-Solution                                                9,402               -             9,457                -
                                                   ------------------------------------------------------------------
                                                          240,538          29,550           342,823           65,896
                                                   ------------------------------------------------------------------

Gross Profit                                              622,678         162,395         1,136,518          300,193
Expenses
   Administration and office                              748,717          97,647         1,163,848          192,885
   Advertising and promotion                              628,340               -           851,540                -
   Amortization                                            60,330           1,842            99,644            3,746
   Telephone and communication                            163,806         123,252           394,399          169,703
                                                   ------------------------------------------------------------------
                                                        1,601,193         222,741         2,509,431          366,334
                                                   ------------------------------------------------------------------

Operating Profit (Loss)                                 (978,515)        (60,346)       (1,372,913)         (66,141)
Other Income
   Interest Income                                         41,663          44,614            89,753           45,647
   Interest Expense                                        (4,736)         (1,621)           (9,299)          (2,726)
                                                   ------------------------------------------------------------------
Net Earnings (Loss) Available to Common
Stockholders                                          $ (941,588)      $ (17,353)     $ (1,292,459)       $ (23,220)
                                                   ==================================================================
Basic Earnings (Loss) per Common
Shares (Note 3)                                         $  (0.04)      $   (0.00)        $   (0.06)        $  (0.00)
                                                   ==================================================================
Basic Weighted Average Common
Shares Outstanding                                     21,360,000      18,014,780        21,360,000       16,055,773
                                                   ==================================================================


                 See Accompanying Notes to Financial Statements

                         XIN NET CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
  FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
                  ( Prepared by management and without audit )

                                                                                                Accumulated
                                                          Stock     Additional                     Other
                                              Common    Amount At    Paid In    Accumulated    Comprehensive
Stated in U.S. dollars                        Shares    Par Value    Capital      Deficit         Income         Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                    14,075,000   $ 14,075   $ 862,990   $ (234,918)    $   (111,388)   $ 530,759

Exercise of stock option for cash at $0.40
per share in April 1999                        1,400,000      1,400     558,600                                    560,000

Compensatory cost - stock options                                        42,000                                     42,000

Private placement of Common stock for cash
at $1.00 per share in May 1999                 5,500,000      5,500   5,494,500                                  5,500,000

Offering Costs                                                         (385,000)                                  (385,500)

Common stock for services rendered at
$1.00 per share in September 1999                385,000        385     384,615                                    385,000

Capital contributions for past services                                 256,320                                    256,320

Loss for the year ended December 31, 1999                                         (1,084,027)                   (1,084,027)

Other comprehensive income: Translation
Adjustments                                                                                             4,169        4,169

                                           --------------------------------------------------------------------------------
Balance, December 31, 1999                   21,360,000    $ 21,360  $7,214,025  $(1,318,945)    $   (107,219)  $5,809,221

Loss for the six months ended June 30, 2000                                       (1,292,459)                   (1,292,459)

Other comprehensive income : Translation
Adjustments                                                                                           (21,624)     (21,624)
                                           --------------------------------------------------------------------------------
Balance, June 30, 2000                       21,360,000    $ 21,360  $7,214,025 $ (2,611,404)    $   (128,843)  $4,495,138
                                           ================================================================================


                 See Accompanying Notes to Financial Statements

                                   XIN NET CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                            ( Prepared by management and without audit )

Stated in U.S. dollars                                                2000                  1999
-----------------------------------------------------------------------------------------------------

Cash flows from operating activities

  Net loss                                                     $   (1,292,459)        $     (23,220)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                      99,644                 3,746
    Compensatory cost - stock options                                       -                42,000
    Translation adjustments                                           (21,624)                    -
    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable                       11,977               (52,714)
      (Increase) Decrease in prepaid expenses                        (210,754)                1,164
      Decrease (Increase) in inventory                                 76,638               (15,047)
      (Decrease) in accounts payable                                  128,077                93,676
      Increase in unearned revenue                                    291,903                 9,210
                                                        ---------------------------------------------
 Net cash provided by (used in) operating activities                 (916,598)               58,815
                                                        ---------------------------------------------
Cash flows from investing activities
  Purchases of property and equipment                                (592,366)              (35,995)
  Increase in organizational costs                                     (1,269)                    -
                                                        ---------------------------------------------
 Net cash flows used in investing activities                         (593,635)              (35,995)
                                                        ---------------------------------------------
Cash flows from financing activities
  Principal repayment on capital lease obligations                    (29,774)                     -
  Issuance of common stock                                                   -             6,060,000
  Related party repayment                                                    -               (20,000)
                                                        ---------------------------------------------
 Net cash provided by (used in) financing activities                  (29,774)             6,040,000
                                                        ---------------------------------------------

Increase (Decrease) in cash and cash equivalents                   (1,540,007)             6,062,820

Cash and cash equivalents - beginning of period                     5,512,614                336,189
                                                        ---------------------------------------------
Cash and cash equivalents - end of period                        $  3,972,607         $    6,399,009
                                                        =============================================


                 See Accompanying Notes to Financial Statements



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



                 See Accompanying Notes to Financial Statements

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                  ( Prepared by management and without audit )

2        Capital Lease Obligation ( Continued )


                Total minimum lease payments
                for the year ended June 30

                                       2001                  $       68,197
                                       2002                          68,197
                                       2003                          30,904
                                                               -------------
                                                                    167,298

                Less: Amount representing interest                  (11,883)
                                                               -------------
                Present value of minimum lease payment              155,415
                Less: Current portion                               (68,197)
                                                               -------------
                                                             $       87,218
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


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                  ( Prepared by management and without audit )

3        Earnings Per Share ( Continued )

                                                       Three months ended           Six months ended
                                                      06/30/00    06/30/99       06/30/00       06/30/99
                                                      --------    --------       --------       --------

         Net income (loss) for the period            $  (941,588) $ (17,353)    $ (1,292,459)   $ (23,220)


         Weighted-average shares outstanding          21,360,000  18,014,780       21,360,000   16,055,773

         Effect of dilutive securities :
         Dilutive options                                      -           -                -            -
         Dilutive warrants                                     -           -                -            -
                                                    ------------------------- -----------------------------
         Dilutive potential common shares
                                                               -           -                -            -
                                                    ------------------------- -----------------------------

         Adjusted weighted-average shares and
         assumed conversions                          21,360,000  18,014,780       21,360,000   16,055,773

         Basic earnings per share                      $  (0.04)    $ (0.00)        $  (0.06)   $  (0.00)
                                                       =========    ========        =========   =========

         Diluted earnings per share                    $  (0.04)    $ (0.00)        $  (0.06)   $  (0.00)
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


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                  ( Prepared by management and without audit )


4        Segment and Geographic Data (Continued)

         For 3 months ended 6/30/2000                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----
         Revenue from customers                      $  863,216        $   -       $     -      $  863,216
         Interest revenue                                   849            -        40,814          41,663
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                       (864,240)      (7,312)     (111,699)       (983,251)
         Total assets                                 2,654,098       29,014     2,668,201       5,351,313


         For 3 months ended 6/30/1999                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----
         Revenue from customers                       $191,945         $   -       $     -        $191,945
         Interest revenue                                1,064             -        43,550          44,614
         Inter-segment revenue                               -             -             -               -
         Operating income (loss)                        26,116       (29,849)      (58,234)        (61,967)
         Total assets                                1,311,607       322,818     5,346,774       6,981,199


         For 6 months ended 6/30/2000                 China         Canada         Other           Total
         ----------------------------                 -----         ------         -----           -----
         Revenue from customers                    $1,479,314         $   -        $     -      $1,479,341
         Interest revenue                                 849             -         88,904          89,753
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                   (1,163,194)      (13,193)      (205,825)     (1,382,212)
         Total assets                               2,654,098        29,014      2,668,201       5,351,313


         For 6 months ended 6/30/1999                 China         Canada         Other           Total
         ----------------------------                 -----         ------         -----           -----
         Revenue from customers                     $ 366,089         $   -        $     -        $366,089
         Interest revenue                               2,097             -         43,550          45,647
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                       97,143       (51,043)      (114,967)        (68,867)
         Total assets                               1,311,607       322,818      5,346,774       6,981,199


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
                                           =====================================


          The  total  depreciation   exepense  charged  to  operations  for  the
          six-month period is $99,562.



7         Inventory

          Inventory at June 30, 2000, of $22,568, consists of internet access cards, modems and accessories.


8         Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         This financial statement contains figures that have been amended as a result of adopting recommendations from the SEC (Securities and Exchange Commission). As the Company has acted in the capacity of an agent of ICANN-accredited international domain name registrars on and before June 30, 2000, the international domain name revenue is changed to being reported on a net commission basis, as opposed to reporting gross revenue and including agent-related costs in the "cost of revenue" item. Some other figures have also been amended to reflect actual results instead of management estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $863,216 in the second quarter of 2000 as compared to $191,945 in the same period in 1999. The increase was due to significant growth in sales of internet access services and the introduction of domain name registration services and e-solutions services.

     The Company had a cost of revenue of $240,538 which resulted in a gross profit of $622,678 in the second quarter of 2000, as opposed to a cost of revenue of $29,550 which resulted in a gross profit of $162,395 in the second quarter in 1999.

     The Company incurred total expenses of $1,601,193 in the second quarter in 2000 compared to $222,741 in the same period of 1999, as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

     The largest expenses of operations in the quarter were $748,717 for administration and office, $628,340 for advertising and promotion, and $163,806 for telephone and communication.

     The Company had an operating loss of ($978,515) in the period in 2000 compared to a loss of ($60,346) in the period in 1999. Loss per share was ($0.04) in the period in 2000 and nominal in 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE SAME PERIOD IN 1999

     The Company had revenues from its operations in China in the amount of $1,479,341 in the first half of 2000 as compared to $366,089 in the same period in 1999. The increase was due to significant growth in the sales of internet access services and the introduction of domain name registration services and e-solutions services..

     The Company had a cost of revenue of $342,823 which resulted in a gross profit of $1,136,518 in the first half of 2000, as opposed to a cost of revenue of $65,896 which resulted in a gross profit of $300,193 in the first half in 1999.

     The Company incurred total expenses of $2,509,431 in the first half in 2000 compared to $366,334 in the first half of 1999, as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

     The largest expenses of operations in the first half were $1,163,848 for administration and office, $851,540 for advertising and promotion, and $394,399 for telephone and communication.

     The Company had an operating loss of ($1,372,913) in the period in 2000 compared to a loss of ($66,141) in 1999. Loss per share was ($0.06) in the period in 2000 and nominal in 1999.

         Interest income: Interest income was $89,753 in the six month period ended June 30, 2000 as compared to $45,647 for the same period in 1999. Interest income earned in the future will be dependent on Company funding cycles and prevailing interest rates.

         Provision for income tax: As of the six month ended June 30, 2000, the Company's accumulated deficit was ($2,611,404) and as a result, there has been no provision for income taxes to date. The Company has net operating loss carry forwards that will expire principally in 2012 unless utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had total current assets of $4,433,779 of which $3,972,607 was cash. At the same time, there was $768,957 in current liabilities leaving a working capital of $3,664,822.The Company has no debt.

     The Company had $3,972,607 in cash at June 30, 2000, compared to $6,399,009 at the same time one year earlier. The capital structure with the exception of the accumulated losses has remained the same for both periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
------      -----------------

            None

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------

            None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES
-------     ------------------------------

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------     ---------------------------------------------------

            None

ITEM 5.     OTHER INFORMATION
-------     -----------------

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

            None

                                  XIN NET CORP.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               XIN NET CORP.



                                               /s/Marc Hung
Date:  November 14, 2000                       ---------------------------------
                                               Marc Hung, President