Form 10QSB/A
period 2000-03-31
XIN NET CORP
filed 2000-11-20
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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
----------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS

  Cash                                                           $              4,949,431  $                5,512,614
  Other Receivables                                                               370,009                     223,466
  Inventory  (Note 6)                                                              30,343                      99,206
  Prepaid Expenses                                                                 92,164                      16,361
                                                                  ------------------------  --------------------------
TOTAL CURRENT ASSETS                                                            5,441,947                   5,851,647

PROPERTY AND EQUIPMENT, NET                                                       575,269                     422,620
OTHER ASSETS

  Organizational Costs, Net                                                           912                         923

                                                                  ------------------------  --------------------------
TOTAL ASSETS                                                     $              6,018,128  $                6,275,190
                                                                  ========================  ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts Payable and Other Accrued Liabilities                 $                201,912  $                  162,041
  Unearned Revenue                                                                187,511                     118,739
  Current portion of Obligation under Capital Lease (Note 2)                       69,408                      58,920
                                                                  ------------------------  --------------------------
                                                                                  458,831                     339,700
OBLIGATION UNDER CAPITAL LEASE  (Note 2)                                          103,556                     126,269
COMMITMENTS AND CONTINGENCIES                                                           -                           -

STOCKHOLDERS' EQUITY
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 21,360,000 (1999: 21,360,000)                         21,360                      21,360
  Additional Paid In Capital                                                    7,214,025                   7,214,025
  Accumulated Deficit                                                         (1,669,816)                 (1,318,945)
  Accumulated Other Comprehensive Income                                        (109,828)                   (107,219)
                                                                  ------------------------  --------------------------
TOTAL STOCKHOLDERS' EQUITY                                                      5,455,741                   5,809,221
                                                                  ------------------------  --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $              6,018,128  $                6,275,190
                                                                  ========================  ==========================

                                          See accompanying notes to financial statements.

                                                   XIN NET CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                            (PREPARED BY MANAGEMENT AND WITHOUT AUDITED)

STATED IN U.S. DOLLARS                                               2000                  1999
------------------------------------------------------------------------------------------------------

REVENUE

  Internet access cards                                       $     230,387           $     174,144
  Domain name registration                                          324,526                       -
  E-solution                                                         61,212                       -
                                                    ------------------------------------------------
                                                                    616,125                 174,144
COST OF REVENUE

  Internet access cards                                              64,402                  36,346
  Domain name registration                                           37,828                       -
  E-solution                                                             55                       -
                                                    ------------------------------------------------
                                                                    102,285                  36,346

GROSS PROFIT                                                        513,840                 137,798

EXPENSES
   Administration and office                                        415,131                  95,237
   Advertising and promotion                                        223,200                       -
   Amortization                                                      39,314                   1,904
   Telephone and communication                                      250,593                  46,451
                                                    ------------------------------------------------
                                                                    908,238                 143,592
                                                    ------------------------------------------------

OPERATING PROFIT (LOSS)                                            (394,398)                 (5,794)

OTHER INCOME
   Interest income                                                   48,090                   1,033
   Interest expenses                                                 (4,563)                 (1,106)
                                                    ------------------------------------------------

NET EARNINGS (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                                 $     (350,871)          $      (5,867)
                                                    ================================================

BASIC EARNINGS (LOSS) PER COMMON
SHARES (NOTE 3)                                               $       (0.02)             $        -
                                                    ================================================

BASIC WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                               21,360,000              14,075,000
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

                                                                                              ACCUMULATED
                                                       STOCK     ADDITIONAL                      OTHER
                                          COMMON     AMOUNT AT    PAID IN     ACCUMULATED    COMPREHENSIVE
STATED IN U.S. DOLLARS                    SHARES     PAR VALUE    CAPITAL       DEFICIT         INCOME          TOTAL
--------------------------------------------------------------------------------------------------------------------------

Balance , December 31, 1998              14,075,000     $ 14,075   $ 862,990    $ (234,918)    $   (111,388)    $ 530,759

Exercise of Stock Option for cash at
$0.40 per share in April 1999             1,400,000        1,400     558,600                                      560,000

Compensatory Cost - Stock Options                                     42,000                                       42,000

Private placement of Common Stock for
cash at $1.00 per share in May 1999       5,500,000        5,500   5,494,500                                    5,500,000

Offering Costs                                                      (385,000)                                    (385,000)

Common Stock for Services Rendered
at $1.00 per share in September 1999        385,000          385     384,615                                      385,000

Capital Contributions for Past Services                              256,320                                      256,320

Loss for the year ended
December 31, 1999                                                               (1,084,027)                    (1,084,027)

Other Comprehensive Income :                                                                          4,169         4,169
Translation adjustments
                                       -----------------------------------------------------------------------------------

Balance, December 31, 1999               21,360,000     $ 21,360  $7,214,025  $ (1,318,945)    $   (107,219)  $ 5,809,221

Loss for the three months ended
March 31, 2000                                                                    (350,871)                      (350,871)

Other Comprehensive Income:
Translation adjustments                                                                              (2,609)       (2,609)
                                       -----------------------------------------------------------------------------------
Balance, March 31, 2000                  21,360,000     $ 21,360  $7,214,025  $ (1,669,816)    $   (109,828)  $ 5,455,741
                                       ===================================================================================


                                           See accompanying notes to financial statements.


                                                   XIN NET CORP. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                            ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

STATED IN U.S. DOLLARS                                                                       2000                   1999
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                           $  (350,871)            $   (5,867)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                         39,314                  1,904
    Compensatory cost - Stock options                                                          -                 42,000
    Translation adjustments
   Changes in assets and liabilities                                                      (2,609)                     -
      (Increase) Decrease in accounts receivable                                        (146,543)               (28,131)
      (Increase) in prepaid expenses                                                     (75,803)                 2,614
      Decrease (Increase) in inventory                                                    68,863                (15,002)
      Increase in accounts payable                                                        39,871                 79,422
      (Decrease) Increase in unearned revenue                                             68,772                  1,517
                                                                         ------------------------------------------------
                                                                                        (359,006)                78,457
                                                                         ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                                   (191,952)               (20,245)
                                                                         ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayment on capital lease obligations                                       (12,225)                     -
                                                                         ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (563,183)                58,212

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                         5,512,614               336,189

                                                                         ------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $      4,949,431             $  394,401
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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


2        CAPITAL LEASE OBLIGATION ( CONTINUED )

                Total minimum lease payments
                for the year ended March 31

                                       2001          $                 69,408
                                       2002                            69,408
                                       2003                            48,804
                                                         -----------------------
                                                                      187,620

                Less : Amount representing interest                   (14,656)
                                                         -----------------------
                Present value of minimum lease payment                172,964
                Less : Current portion                                (69,408)
                                                         -----------------------
                                                     $                103,556
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

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the first quarter ended 2000 and 1999 :

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )


3        EARNINGS PER SHARE ( CONTINUED )

                                                 03/31/2000           03/31/1999
                                                 -----------          ----------

         Net loss for the period                 $ (350,871)           $ (5,867)

         Weighted-average shares outstanding     21,360,000          14,075,000

         BASIC LOSS PER SHARE                      $  (0.02)            $ (0.00)
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
         FOR 3 MONTHS ENDED 3/31/2000                 CHINA        CANADA        OTHER          TOTAL
         ----------------------------                 -----        ------        -----          -----

         Revenue from customers                        $616,125        $   -        $    -        $616,125
         Interest revenue                                     -            -        48,090          48,090
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                      (298,954)      (5,881)      (94,126)       (398,961)
         Total assets                                $2,675,721      $11,134    $3,331,273      $6,018,128

         FOR 3 MONTHS ENDED 3/31/1999                   CHINA        CANADA        OTHER          TOTAL
         ----------------------------                   -----        ------        -----          -----

         Revenue from customers                       $ 174,144        $   -       $     -        $174,144
         Interest revenue                                 1,033            -             -           1,033
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                         71,027     (21,194)      (56,733)          (6,900)
         Total assets                                 $ 714,922       $6,648        $   77        $721,647

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999
                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

5         TOTAL AMOUNT ADVANCED TO JOINT VENTURE

          As of March 31, 2000, the total amount advanced to the joint venture project is $1,786,750.



6         INVENTORY

          Inventory at March 31, 2000, of $30,343 consists of access cards, modems and accessories.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial statement contains figures that have been amended as a result of adopting recommendations from the SEC (Securities and Exchange Commission). As the Company has acted in the capacity of an agent of ICANN-accredited international domain name registrars on and before March 31, 2000, the international domain name revenue is changed to being reported on a net commission basis, as opposed to reporting gross revenue and including agent-related costs in the "cost of revenue" item. Some other figures have also been amended to reflect actual results instead of management estimates.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THE SAME PERIOD IN 1999.

The Company had revenues from its operations in China in the amount of $616,125 in the first quarter of 2000 as compared to $174,144 in the same period in 1999. The increase was the result of the Company's sustained efforts to market its internet access and domain name registration services.

The Company had a cost of revenue of $102,285 which resulted in a gross profit of $513,840 in the first quarter of 2000, as opposed to a cost of revenue of $36,346 which resulted in a gross profit of $137,798 in the quarter in 1999.

The Company incurred total expenses of $908,238 in the quarter in 2000 compared to $143,592 in the quarter in 1999, as a result of expenditures to expand its ISP, Domain Name Registration and E-commerce business in China.

The  largest   expenses  of   operations   in  the  quarter  were  $415,131  for
administration and office, $223,200 for advertising and promotion, $230,593 for telephone and communication.

Interest income: Interest income was $48,090 for the period ended March 31, 2000 as compared to $1,033 for the same period in 1999. Interest income earned in the future will be dependent on Company funding cycles and prevailing interest rates.

The Company had an operating loss of ($394,398) in the period in 2000 compared to a loss of ($5,794) in 1999. The net loss after interest income was ($350,871) in 2000 compared to ($5,867) in 1999. Loss per share was ($.02) in the period in 2000 and nominal in 1999.

As of March 31, 2000, the Company's accumulated deficit was ($1,669,816) and as a result, there has been no provision for income taxes to date. The Company has net operating loss carry forwards that will expire principally in 2012 unless utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had total current assets of $5,441,947 of which $4,949,431 was cash. At the same time, there was $458,831 in current liabilities leaving a working capital of $4,983,116.

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

Dated: November 14, 2000

                                          XIN NET CORP.



                                          by:/s/Marc Hung
                                          Marc Hung, President