Form 10QSB/A
period 2000-03-31
XIN NET CORP
filed 2000-11-27
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                Amendment No. 2


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

                                XIN NET CORP. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                         (PREPARED BY MANAGEMENT AND WITHOUT AUDITED)

STATED IN U.S. DOLLARS                                               2000                  1999
------------------------------------------------------------------------------------------------------

REVENUE

  Internet access cards                                       $     230,387           $     174,144
  Domain name registration                                          324,526                       -
  E-solution                                                         61,212                       -
                                                    ------------------------------------------------
                                                                    616,125                 174,144
COST OF REVENUE

  Internet access cards                                              64,402                  36,346
  Domain name registration                                           37,828                       -
  E-solution                                                             55                       -
                                                    ------------------------------------------------
                                                                    102,285                  36,346

GROSS PROFIT                                                        513,840                 137,798


EXPENSES
   Administration and office                                        415,131                  95,237
   Advertising and promotion                                        223,200                       -
   Amortization                                                      39,314                   1,904
   Telephone and communication                                      230,593                  46,451
                                                    ------------------------------------------------
                                                                    908,238                 143,592
                                                    ------------------------------------------------


OPERATING PROFIT (LOSS)                                            (394,398)                 (5,794)

OTHER INCOME
   Interest income                                                   48,090                   1,033
   Interest expenses                                                 (4,563)                 (1,106)
                                                    ------------------------------------------------

NET EARNINGS (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS                                                 $     (350,871)          $      (5,867)
                                                    ================================================

BASIC EARNINGS (LOSS) PER COMMON
SHARES (NOTE 3)                                               $       (0.02)             $        -
                                                    ================================================

BASIC WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                               21,360,000              14,075,000
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


Dated: November 24, 2000


                                          XIN NET CORP.



                                          by:/s/Marc Hung
                                          Marc Hung, President