Form 10QSB/A
period 2000-06-30
XIN NET CORP
filed 2000-11-27
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A
                                Amendment No. 2


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


                                      XIN NET CORP. AND SUBSIDIARIES
                              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                          June 30, 2000 and 1999
                               ( Prepared by management and without audit )


4        Segment and Geographic Data (Continued)

         For 3 months ended 6/30/2000                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----
         Revenue from customers                      $  863,216        $   -       $     -      $  863,216
         Interest revenue                                   849            -        40,814          41,663
         Inter-segment revenue                                -            -             -               -
         Operating income (loss)                       (864,240)      (7,312)     (111,699)       (983,251)
         Total assets                                 2,654,098       29,014     2,668,201       5,351,313


         For 3 months ended 6/30/1999                 China        Canada        Other          Total
         ----------------------------                 -----        ------        -----          -----
         Revenue from customers                       $191,945         $   -       $     -        $191,945
         Interest revenue                                1,064             -        43,550          44,614
         Inter-segment revenue                               -             -             -               -
         Operating income (loss)                        26,116       (29,849)      (58,234)        (61,967)
         Total assets                                1,311,607       322,818     5,346,774       6,981,199



         For 6 months ended 6/30/2000                 China         Canada         Other           Total
         ----------------------------                 -----         ------         -----           -----
         Revenue from customers                    $1,479,341         $   -        $     -      $1,479,341
         Interest revenue                                 849             -         88,904          89,753
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                   (1,163,194)      (13,193)      (205,825)     (1,382,212)
         Total assets                               2,654,098        29,014      2,668,201       5,351,313



         For 6 months ended 6/30/1999                 China         Canada         Other           Total
         ----------------------------                 -----         ------         -----           -----
         Revenue from customers                     $ 366,089         $   -        $     -        $366,089
         Interest revenue                               2,097             -         43,550          45,647
         Inter-segment revenue                              -             -              -               -
         Operating income (loss)                       97,143       (51,043)      (114,967)        (68,867)
         Total assets                               1,311,607       322,818      5,346,774       6,981,199


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

                                               XIN NET CORP.



                                               By:/s/Marc Hung
Date:  November 24, 2000                       ---------------------------------
                                               Marc Hung, President