Form 10QSB/A
period 2000-06-30
XIN NET CORP
filed 2000-12-22
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                  FORM 10QSB/A
                                Amendment No. 3


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


2    SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The   Company's   revenue  is  primarily   derived  from  the  sale  of
         nonrefundable subscription services (Internet access usage cards and content services), domain name registration services and e-solutions.

         Revenue derived from Internet access and content services and domain name registration services is recognized over the period the services are provided.

         In the period prior to July 1, 2000 the Company acted as an agent of certain accredited registrars of the Internet Corporation for Assigned Names and Numbers (ICANN) and remitted to these registrars an agreed-on fixed portion of the fees collected for registering international .com, .net and .org domain names. Such domain name revenue was recognized when collected and on a net commission basis. As of July 1, 2000 when the Company itself became fully operational as an ICANN-accredited registrar, international domain name revenue is recognized over the period of the services provided.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                  ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

         REVENUE RECOGNITION (CONTINUED)

         The e-solutions revenue consists principally of electronic commerce and advertising revenues, and developing web-site home pages. The revenue is recognized as the services are performed or when the goods are delivered. Additionally, the Company provides consultation and training services as part of its promotional and advertising packages, but no revenues have been derived or recorded from such services.

         COST RECOGNITION

         Cost of revenue includes direct costs to produce products and provide on-line services.

         Cost in relation to provide Internet access and content services and provide domain name registration in the capacity of a registrar is recognized over the period of services provided.

         Cost in relation to e-solutions is recognized as the services are performed or when the goods are delivered.



3    CAPITAL LEASE OBLIGATION

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,719 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                Total minimum lease payments
                for the year ended June 30

                                       2001         $                 68,197
                                       2002                           68,197
                                       2003                           30,904
                                                        -----------------------
                                                                     167,298

                Less : Amount representing interest                  (11,883)
                                                        -----------------------
                Present value of minimum lease payment               155,415
                Less : Current portion                               (68,197)
                                                        -----------------------
                                                    $                 87,218
                                                        =======================


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

         The following table sets forth the computations of shares and net earnings used in the calculation of basic and diluted earnings per share for the second quarter and the six-month periods ended June 30, 2000 and 1999 :


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

6    TOTAL AMOUNT ADVANCED TO JOINT VENTURE

         As at June 30, 2000, the total amount advanced to the joint venture project is $2,302,901.

7    PROPERTY AND EQUIPMENT

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
                                           =====================================

         The total depreciation expense charged to operations for the six-month period is $99,562.

8    INVENTORY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         This financial statement contains figures that have been amended principally as a result of: (a) adopting recommendations from the Securities and Exchange Commission regarding recognition of domain name registration revenue,
(b) writing off a start-up cost and (c) using available actual results instead of management estimates.

         In the period prior to July 1,2000 the Company acted as an agent of certain accredited registrars of the Internet Corporation for assigned Names and Numbers (ICANN) and remitted to these registrars an agreed-on fixed portion of the fees collected for registering international .com, .net and .org domain names. Such domain name revenue is recognized when collected and on a net commission basis. (In the initial filing of the 2ND quarter financial statement, such revenue was recognized on a gross revenue basis and agent-related costs were included in the "cost of revenue" item). As of July 1, 2000 when the Company itself became fully operational as an ICANN-accredited registrar, international domain name revenue is recognized over the period of the services rendered.

         The Company also registers .cn domain names. The .cn domain name registry is administered by China Internet Network Information Center (CNNIC). The .cn domain name revenue is recognized over the period of the services rendered.( In the initial filing of the 2nd quarter financial statement, such revenue was recognized when it was collected).

          The changes in domain name registration revenue and cost resulted in a decrease in gross profit margin of $189,611.

         In addition, the Company has now written off a start-up cost of $56,324, whereas this cost was included in pre-paid expenses in its initial filing. Some other figures have also been amended to reflect actual results instead of management estimates, resulting in a net increase in expenses amounting to $33,094.

          As a consequence of the various changes, the period's operating loss increased from ($704,222) to ($978,515) and net earnings available to common stockholders decreased from ($662,559) to ($941,588).

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

                                               XIN NET CORP.



                                               By:/s/Marc Hung
Date:  December 22, 2000                       ---------------------------------
                                               Marc Hung, President