Form 10QSB/A
period 2000-09-30
XIN NET CORP
filed 2000-12-22
CIK 1082603

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

                       21,360,010 as of September 30, 2000

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

         Revenue Recognition
         -------------------

         The   Company's   revenue  is  primarily   derived  from  the  sale  of
         nonrefundable subscription services (Internet access usage cards and content services), domain name registration services and e-solutions.

         Revenue derived from Internet access and content services and domain name registrations services is recognized over the period the services are provided.

         In the period prior to July 1, 2000 the Company acted as an agent of certain accredited registrars of the Internet Corporation for Assigned Names and Numbers (ICANN) and remitted to these registrars an agreed-on fixed portion of the fees collected for registering international .com, .net and .org domain names. Such domain name revenue was recognized when collected and on a net commission basis. As of July 1, 2000 when the Company itself became fully

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999

                  ( Prepared by management and without audit )


2        Significant Accounting Policies (Continued)

         Revenue Recognition (Continued)
         -------------------------------

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

         Cost Recognition
         ----------------

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

3        Inventory

         Inventory at September 30, 2000, of $153,769, consists of computer equipment, peripherals, modems, Internet access cards and accessories.


4        Capital Lease Obligation

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


4        Capital Lease Obligation (Continued)

                Total minimum lease payments
                for the year ended September 30

                                       2001                   $          66,943
                                       2002                              80,544
                                                                ----------------
                                                                        147,487
                Less : Amount representing interest                     (9,413)
                                                                ----------------
                Present value of minimum lease payment                  138,074
                Less : Current portion                                 (66,943)
                                                                ----------------
                                                              $          71,131
                                                                ================


5        Stockholders' Equity

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


6        Earnings Per Share

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


7        Segment and Geographic Data

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


7        Segment and Geographic Data (Continued)

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


8        Total Amount Advanced to Joint Venture

         As at September 30, 2000, the total amount advanced to the joint venture project is $2,588,021.

         The registered capital of the joint venture has been increased by $225,000 to $1,750,000 and the amount was fully contributed on September 18, 2000.


9        Property and Equipment

           Property and equipment consists of the following :

                      September 30, 2000 December 31, 1999


           Office equipment                           211,250              8,586

           Equipment                                  919,833            521,627

           Furniture                                   28,912              5,455
                                           -------------------------------------
           Total                                    1,159,995
                                                                         535,668

           Less : Accumulated depreciation          (183,963)          (113,048)
                                           -------------------------------------

           Net book value                             976,032            422,620
                                           =====================================


         The depreciation expense charged to operations for the nine-month period is $147,258.


10             Commitments and Contingencies

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

     The Company had a cost of revenue of $94,589 which resulted in a gross profit of $788,034 in the third quarter of 2000, as opposed to a cost of revenue of $29,007 which resulted in a gross profit of $161,623 in the third quarter in 1999.

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

     The Company had a cost of revenue of $437,412 which resulted in a gross profit of $1,924,552 in the first nine months of 2000, as opposed to the previous year period cost of revenue of $94,903 which resulted in a gross profit of $461,816 in the first nine months in 1999.

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

                                               XIN NET CORP.


                                               /s/ Marc Hung
Date:  12/21/00                                ---------------------------------
                                               Marc Hung, President