Form 10KSB
period 2000-12-31
XIN NET CORP
filed 2001-04-05
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2000


      General Form for Registration of Securities of Small Business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.
             (Exact name of registrant as specified in this charter)

Florida                                              330-751560
-------------------------------                      -------------------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year: $3,679,758.

Transitional Small Business Disclosure Format:

              Yes      No X
              -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000: $9,699,694.

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2000: 21,360,010.

                                TABLE OF CONTENTS

                                     PART I

                                                                       Page

Item 1. Business ..................................                   1

Item 2. Properties ................................                   14

Item 3. Legal Proceedings..........................                   14

Item 4. Submission of Matters to a Vote of Security
        Holders..........................                             14

                                     PART II

Item 5. Market for Registrant's Common Stock and
        Security Holder Matters ..................                    15

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations ...............................                    16

Item 7. Financial Statements and Supplementary Data.                  20

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.....                   21

                                    PART III

Item 9. Directors and Executive Officers of the
        Registrant.................................                   21

Item 10. Executive Compensation......................                 25

Item 11. Security Ownership of Certain Beneficial
         Owners and Management......................                  28

Item 12. Certain Relationships and Related
         Transactions...............................                  30

                                     PART IV

Item 13. Exhibits, Financial Statement Schedule
         and Reports on Form 8-K....................                  32

Signature Page                                                        33

                                     PART I

ITEM 1. BUSINESS
----------------

(a)      General Description and Development of Business.

PREVIOUS HISTORY

   On September 6, 1996, Xin Net Corp. was incorporated under the laws of the State of Florida under the name of Placer Technologies, Inc. It conducted a small public offering of 200,000 shares @ $.25 per share to achieve $50,000 in capital. In December 1996 a Rule 15c2-11 filing resulted in trading approval on the OTCBB.

   The Company's initial primary service consisted of developing web home pages for small businesses in USA. It generated minimal revenues in 1996.

   On April 2, 1997, the Company acquired 100% interest of Infornet Investment Limited ("Infornet"), a Hong Kong corporation. In August 1997 Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd., ("Xin Hai"), an Internet Service Provider ("ISP") with operations in Beijing, China at that time.

   On June 11, 1997, the Company purchased 100% interest of Infornet Investment Corp., a British Columbia corporation. Infornet Investment Corp. is the subsidiary which manages daily operations of the Company.

   On July 24, 1998, the Company changed its name from Placer Technologies, Inc. to Xin Net Corp. in order to reflect the core business more accurately.

CORPORATE OVERVIEW

   Xin Net Corp.'s structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                                  Xin Net Corp.
                                 (Florida, USA)

Infornet Investment Corp.                    Infornet Investment Ltd.
(100% Owned)                                (100% Owned)
(BC., Canada)                               (Hong Kong)

                                             Xin Net Telecom Corp. Ltd.
                                            (Formerly Placer Technologies Corp.)
                                            (Joint venture, Beijing, China
                                             with Xin Hai)

   The Company also incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000. Both of these companies are wholly owned subsidiaries.

THE COMPANY

   The Company's primary focus is to be an internet service company in the PRC (People's Republic of China), through the its joint venture with Xin Hai. The joint venture company is called Xin Net Telecom Corp. Ltd (formerly called Placer Technologies Corp.) and is often referred to as the "joint venture", "Placer" or "Placer joint venture" in this report. Hence Xin Net Telecom Corp., Placer Technologies Corp., Placer and Placer joint venture all refer to one and the same joint venture.

   Xin Net Corp. currently maintains an office at: #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu and Shenyang.

   The core business is to act as a co-venturer to supply internet services in the PRC by covering the major cities through the Placer joint venture with operating partner Xin Hai. Businesses include ISP, home-page portal, internet advertising, domain name registration, e-commerce solutions and other value-added services.

   Through Xin Net Corp.'s wholly owned subsidiary, Infornet Investment Ltd. (Hong Kong), the Company formed a joint venture with Xin Hai Technology Development Ltd. for upgrading telecommunication technology and services in the PRC. This has evolved into an internet-focused service provider and e-commerce solutions business. The Company's sole business is through the joint venture with Xin Hai and Xin Hai has no other business except the joint venture.

   Xin Hai started its internet service in Beijing in 1997. It is currently a supplier of internet-related services in the PRC in the major cities of Beijing, Chengdu, Guangzhou, Shanghai and Shenyang. Xin Hai management may in the future open offices in some other cities in the PRC, for which ISP licenses are already in hand.

   ISP licenses in the PRC are tightly controlled by the Ministry of Information Industry ("MII") and provide a substantial barrier to entry. Foreign ownership is not allowed in Chinese ISP operators. The Placer joint venture with Xin Hai implements and develops software and computer network systems and provides capital for the ISP business owned and operated by Xin Hai. Through the subsidiary Infornet, the agreement with Xin Hai provides the Company with 100% profit participation in the Placer joint venture until the Company recoups its investment, at which time the profit share reverts to 20% to Xin Hai and 80% to the Company (through Infornet). In other words, a) before Xin Net Corp. has recouped its capital investment, 100% of the profits go to the Company, none to Xin Hai; and b) after Xin Net Corp. has recouped its invested capital, the Company will receive 80% of profits and 20% will go to Xin Hai. A different allocation of profits was originally agreed upon, but Infornet and Xin Hai subsequently amended the profit allocation. No profits were allocated either to Infornet or Xin Hai prior to the amendment.

   Revenues: Xin Hai contributes all revenues from its business to the Placer joint venture. Placer exclusively owns the revenues collected from all the services and activities of Xin Hai in its internet-related operations in the PRC. Xin Hai receives no revenues from business other than through the Placer joint venture with Infornet.

   Paying customers: the Company business presently comprises three (3) aspects: internet access and content services, domain name registration and online auction & e-commerce solutions. At the end of February 2001, total customers reached 450,000. Of these, approximately two thirds were paying customers, with the others taking advantage of the various free trial periods or services offered to them.

   Xin Net Telecom Corp. Ltd., the Company's joint venture with Xin Hai, has obtained the approval of MOFTEC, China's Ministry of Foreign Trade and Economic Cooperation, and has a business license in the PRC.

THE COMPANY JOINT VENTURE AGREEMENT FOR ISP BUSINESS

   The Company operations in Xin Net Telecom Corp. Ltd. are defined in the "Operating Agreement of the Cooperative Joint Venture Contract". Xin Hai is contracted by the joint venture to conduct the day-to-day operations.

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

- according to applicable laws and regulations in the PRC assisting the joint venture company in applying for and obtaining a reduction or exemption of taxes, including local taxes, business tax, import or custom duties, sales taxes or other duties on material, equipment or other goods imported into the PRC for the purposes of the joint venture company, and in obtaining other preferential tax treatments for the joint venture company and the parties for the maximum available period;
- obtaining all necessary permits or authorization from the appropriate foreign exchange control bureaus confirming that Company subsidiary Infornet can have access to all required U.S. dollars or other foreign currency acceptable to it and that Infornet, can send profits from the joint venture and return of investment to the Company overseas;
- Xin Hai warrants that it will not cooperate with any party other than Company subsidiary, Infornet, with regard to the Company business;
- performing any other responsibilities as may be agreed upon by and between Parties.

   The Company is responsible for:

- making the capital contribution to the joint venture company as contemplated in the joint venture agreements for capital and operations funds in accordance with the laws and regulations in the PRC;
- assisting Xin Hai in purchasing and/or leasing equipment, material, office supplies, transportation, communication lines from local or overseas suppliers;
- within the PRC territory, the Company warrants that it will not cooperate with any other party than XIN HAI for the business specified in this agreement.

   Xin Net Telecom Corp. Ltd., the joint venture, owns all revenues collected by Xin Hai from customers. All revenues are deposited by Xin Hai into a bank account in the name of Xin Hai which shall require joint signatures and joint seals of both a Xin Hai authorized officer and a joint venture company authorized officer for any withdrawal of money from it. Forty percent (40%) of the revenue shall be transferred to another bank account (second account) of Xin Hai while the other sixty percent (60%) of the revenue shall be transferred to a bank account of the joint venture company. The forty percent (40%) revenue transferred to a second account of Xin Hai shall be used to cover the operating expenditures. If the amount is less than actual operating expenditures, Xin Hai shall obtain the "balance" from the joint venture company (on a month by month basis). If the amount is higher than the actual operating expenditures then Xin Hai must remit the "surplus" to the joint venture company. The use of the sixty percent (60%) internet revenue transferred to the joint venture company (plus the aforementioned "surplus" or minus the aforementioned "balance") shall be treated as business revenue of the joint venture company and shall be used to pay returns on Company investment capital, fees for technical and management services performed by the joint venture, or remitted as profits to the joint venture participants.

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

   The Company's subsidiary, Infornet Investment Ltd. is obligated to contribute all of the registered capital of the Placer joint venture. Xin Net Corp. provides the funds to Infornet. Under the joint venture the registered capital is 525,000 USD and total amount of investment (registered capital plus external financing) is 2,000,000 USD. Both of these amounts have been increased in order to better reflect foreseen requirements. Through Infornet, the Company has contributed an additional capital amount of 1,225,000 USD, resulting in a total contribution of 1,750,000 USD. No further capital contribution is required from the Company, however the Company has advanced and will continue to advance loans to the joint venture as necessary to continue the business, but subject to the limits of its capital. Loans made to the Placer joint venture by the Company amounted to $2,877,184. USD at December 31, 2000. These loans are further described in Item 12-Certain Relationships and Related Transactions. Xin Hai has not contributed to the registered capital or loans to the Placer joint venture.

OBLIGATIONS OF THE JOINT VENTURE COMPANY

   Under the joint venture contract, the joint venture provides Xin Hai with all the software and equipment as well as the accessories necessary for selling services to end users.

   The joint venture also shall provide all the engineering services in respect of the internet network which include but shall not be limited to: the engineering design; the integration, the installation and the testing of the internet network; the customization of the internet network protocol and of the network management software; the development of end user interface software and user application software; the technical support to the internet network and advisory service on maintenance; the supply of equipment and instruments to the internet network.

   The joint venture partner Xin Hai holds the "business," including ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the internet network shall remain with the joint venture during the term of the joint venture. Xin Hai shall, subject to the agreements, be entitled to the custody and control of such assets on behalf of the Company's joint venture. Subject to the prior written approval of the joint venture, title to any such assets may be vested in Xin Hai and, in all such cases, such assets shall be held by Xin Hai in trust for the joint venture. Xin Hai is not liable for further capital contribution in the Placer joint venture.

   The day-to-day network operations are conducted by Xin Hai. General management is assumed by Mr. Xin Wei, an officer and employee of Infornet Investment Corp. (Xin Net Corp. wholly owned Canadian subsidiary). He is also the president of Xin Hai. Strategic issues and decisions are tackled by a team comprised of the Company's Board of Directors and Mr. Xin Wei. Xin Hai has agreed as an addendum to the joint venture agreement that until all investment in the Placer joint venture has been recouped by the Company, and thereafter for a period of 15 years, the Company will designate the managers/directors of the joint venture and control the decisions of the joint venture.

   The joint venture may be terminated prior to the expiration of its 20-year term in one of the following ways:

-  breach of agreement which goes uncured
-  by mutual agreement between the partners;
-  in case the joint venture is bought by a third party;
-  or, in case of bankruptcy, or receivership or liquidation of a party;
-  excessive losses due to force majeure.

   Upon termination, the assets of the joint venture will be liquidated or sold and the proceeds will be allocated thus:

- a) if the Company (through Infornet) has not yet recouped its invested capital, 100% goes to Infornet and none goes to Xin Hai.

- b) if the Company has already recouped its invested capital, 80% goes to Infornet and 20% goes to Xin Hai.

EVENTS OF DEFAULT

   If any party fails to perform its duties specified in the present joint venture contract or in the Articles of Association, or if the party seriously breaches the provisions of the joint venture contract or of the Articles of Association, and thereby causes damage to the operations of the joint venture company or causes directly or indirectly, the failure to reach the goals regarding the operations specified in the joint venture contract, such act shall be deemed an event of default by the party which breaches the joint venture contract. The other party is entitled to claim for remedy, and shall have the right to terminate the joint venture contract by filing an application to the competent examination and approval authorities. Should the joint venture company continue to operate, the party which breaches the joint venture contract must compensate for the economic losses and damages incurred by the joint venture company and the shareholders thereof.

FINANCIAL REPORTS

   The Company will receive a joint venture annual report within eighty (80) days after the end of each fiscal year containing: audited financial statements as at the end of, and for, the fiscal year (prepared in accordance with international generally accepted accounting principles (International GAAP) adopted in the PRC consistently applied, with comparative financial statements as at the end of, and for, the immediately preceding fiscal year) containing a balance sheet; a statement of profit and loss; a statement of changes in financial position; and a statement of change capital; a report of the Auditors on the financial statements stating that the financial statements have been prepared in accordance with international generally accepted accounting principles (International GAAP) adopted in the PRC consistently applied; and a report of allocations and distributions (whether directly or indirectly) to the Company and Xin Hai.

THE COMPANY BUSINESS

   The Company offers a comprehensive suite of internet related services to the PRC markets. It believes that by offering an integrated platform of content, access and community and commerce related services, it will be positioned to capitalize on the growth of the internet throughout the PRC.

THE COMPANY STRATEGY

   The Company strategy is to capitalize on the internet growth in the PRC among Chinese users. It believes the Chinese and Asian markets represent one of the fastest growing and potentially one of the largest user groups on the internet today. In order to capitalize on this growth opportunity in Chinese and Asian internet markets, the Company seeks to:

(a) Provide access to subscribers/users; and

(b)Create a platform for e-commerce and value-added services specifically tailored to the Chinese market.

   The Company believes the PRC market will adopt web-based e-commerce as an increasing number of businesses and consumers embrace the internet as a viable method of purchasing goods and services. Over the long-term, its strategy is to facilitate e-commerce developments in these markets and generate fees and/or transaction-based revenues on over its network.

(c)Utilize  strategic  alliances,  business  partnerships  and  acquisitions  to
   enhance   Company   products   and   services  and  to  expand  its  presence
   geographically throughout Asia.

   In order to increase the traffic and build its market, the Company continues to pursue strategic relationships with prominent, internationally recognized business partners who offer quality content, technology and distribution capabilities as well as marketing and cross-promotional opportunities.

JOINT VENTURE

   All Company services are offered through Xin Net Telecom Corp. Ltd. with joint venture partner Xin Hai. Xin Hai has been granted in 1999 internet licenses in six new Chinese cities. They are Guangzhou (formerly Canton), Dalian, Nanjing, Wuhan, Chengdu and Xian. Together with Beijing, Shanghai, Shenyang and Taiyuan, Xin Hai now has licenses for ten major cities with a combined population of about 80 million. Geographically, Xin Hai has enough cities to form a major national ISP company. The Shanghai office is fully operational as of July 1, 1999. It opened an office in Guangzhou, the key city in Southern China, and in Chengdu, in Southeast China. All of the licenses owned by Xin Hai are part of joint venture operations.

COMPANY SERVICES

   The Company is now offering domain name registration services. It has incorporated the website www.chinadns.com, the first in the PRC to offer online site registration. Its online domain name registration business, Chinadns, continues to enjoy significant growth. In October 1999, Chinadns was approved as an Official Agent of Network Solutions, Inc. The chinadns.com business has signed agreements with several hundred agents to sell its domain name registration services in the PRC. Amongst these are several local telecom companies, including Beijing Telecom and Luo-Yang Telecom, which have adopted and purchased the proprietary Chinadns platform, and Ji Tong, China's third largest telecommunications company. In its first few months, Chinadns had registered over 13,000 domain names, making it one of the largest online domain name registration services in the country. It also provides web hosting and web page design services.

   The Company has been awarded "Strategic Partner" status from IBM China. This status officially identifies it as a Value Added Retailer for IBM hardware and software including Netfinity servers, personal computers, Intellistation Work Stations, ThinkPad, Aptiva multimedia personal computer's and all related products. The Company now has the right to use IBM in its advertising and promotional material, and receive special support and training from IBM.

   The Company been awarded a nationwide access number, the five digit 95777 number, which has become the standard access number for all its subscribers regardless of the city they are in. The Ministry of Information Industry (MII) only grants a limited supply of these numbers which, besides the prestige they confer, constitute a strong selling point. The users also enjoy a substantial discount from the normal telephone usage charges.

   On December 21, 1999 the Company was accredited by ICANN (Internet Corporation for Assigned Names and Numbers) as a new domain name registration service (www.chinadns.com), and became fully operational as such in July 2000. In November 2000, Chinadns.com began to offer registration of Chinese-character domain names ending in local .cn and international .com, .net and .org suffixes.

   The Commercial and Industrial Bank of China has signed an agreement to collect payments from the Company's customers through its network of more than 500 branches scattered across Beijing. The Company also began a series of special promotions to increase sales of its prepaid internet access card, the Instant Card, and recognition of the Xinnet brand name.

MARKETING

   The Company already achieved some name recognition and market share. In the future, it will seek to achieve even broader market penetration and increase the use of services by well designed advertising campaigns and advantageous promotional offers to new subscribers.

   Increasing Usage By Existing Consumers. The Company regularly enhances services and update content hosted on the network in order to encourage frequent visits by users. Its network offers community building services designed to increase user usage and loyalty.

   To facilitate growth the Company will solicit personal computer manufacturers and retailers to bundle services, put more effort on system integration services, and will offer more value-added services. Types of value-added services include: chatrooms, auction, e-commerce (business to business, business to consumer, consumer to consumer) and advertising. Revenues from e-commerce operations will consist of fees collected from advertisements on its web site and fees from web hosting & web design. It will also look for strategic alliances with suitable partners.

   The network in which Xin Net Corp. participates as a joint venturer has attracted approximately 450,000 clients in less than four years of operations as of February 28, 2001.

EMPLOYEES

   As of the end of December 31, 2000 the Company, through its joint venture partner Xin Hai, had approximately 215 full-time employees in marketing, sales, technical operations, management and support. All employees exclusively work on the joint venture business. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical and marketing personnel. From time to time, it may also employ independent contractors to support development, marketing, sales and support and administrative organizations. Xin Hai employees are not represented by any collective bargaining unit and it has never experienced a work stoppage.

FACILITIES

   Servers. The Company systems infrastructure consists of multi-vendor server systems geographically located in the PRC, in Beijing, Shanghai, and Shenyang interconnected to the internet through co-location at major ISP data center facilities and at its own sites. Its auction site infrastructure is located in British Columbia, Canada.

REGULATION OF INTERNET OPERATIONS IN PRC

   Under the Administrative Measures on Security Protection for International Connections to Computer Information Networks, any use of the PRC internet infrastructure which results in a breach of the public security or the provision of socially destabilizing content is a violation of Chinese laws and regulations. A breach of the public security includes:

-  breach of national security or disclosure of State secrets;
- infringement on State, social or collective interests or the legal rights and interests of citizens; or
-  illegal or criminal activities.

   Socially destabilizing content includes content that:

-  incites   defiance  or  violation   of  the  PRC   Constitution,   laws,   or
   administrative statutes;
-  incites  subversion  of State  power  and the  overturning  of the  socialist system;
-  incites national division and harms national unification;
- incites hatred and discrimination among nationalities and destroys national unity;
-  fabricates or distorts the truth, spreads rumors or disrupts social order;
- spreads feudal superstition, involves obscenities, pornography. gambling, violence, murder, horrific acts or instigates criminal acts;
-  openly  humiliates   another  party  or  slanders  another  party  through  a
   fabrication of the truth;
-  damages the reputation of a State organ; or
-  violates the Constitution, laws or administrative statutes.

   If through the provision of services to users in the PRC, the Company commits any of the above, whether with or without intent, it would be subject to significant liability. Potential liability would include being disconnected from the ChinaNet or blocked in the PRC. Where breaches are severe, criminal proceedings may be initiated against the Company.

   The joint venture partner, Xin Hai, provides regulatory advice and reviews content provided through the network to determine whether such content is in compliance with the PRC regulatory requirements. Because of the stringent requirements relating to the type of content allowed utilizing the PRC internet infrastructure and a conservative interpretation of such regulations, the content provided over our joint venture network is stringently edited and may not be as interesting as other web sites which do not try to comply with the PRC regulatory requirements. Such web sites, however, may run the risk of being blocked from the Chinese internet infrastructure by local public security bureaus.

   The PRC has also enacted other regulations governing internet connections and the distribution of information via the internet according to the Administrative Measures on China Public Multimedia Telecommunication. Internet content providers are required to report to the Ministry Information Industry (the predecessor of Ministry of Post and Telecommunications) or provincial Post and Telecommunication Bureau for verification and to enter into an interconnection agreement and undertaking letter for information security with China Telecom or other node service providers. The Company has complied with these requirements.

   Under the Administrative Measures on Security Protection for International Connection to Computer Information Networks, entities with their computer information networks interconnected with the internet are required to register a notice filing with the relevant authorities designated by local public security bureaus. The Company has fulfilled these registration procedures.

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION AND REVENUES

   Internet Services are presently the Company's principal services. The market is focused on the PRC's major cities. Xin Hai offices in Beijing and Shenyang have been operating since 1997. Shanghai office opened in June/July 1999.
Guangzhou office opened in November 1999 and Chengdu office in June, 2000. Revenues come from subscription fees, domain name registrations, online usage fees, home page design fees, advertising and other miscellaneous sources.

WORKING CAPITAL NEEDS

   The working capital needs arise primarily from: the need for capital for expanding existing capacity of Company services, to open more offices in other major cities, to launch new value-added services, enhance capability for e-commerce design and development in the PRC. These requirements have been met by a private placement for an amount of US$5.5 million in May 1999 which provided the needed working capital for the near and medium term of the company. This provides the needed working capital for current operations and limited growth of our business up to the end of year 2001. If shareholders exercise 5,885,000 outstanding series "A" warrants, and then 5,885,000 series "B" warrants, this will provide further capital for much faster and wider growth of the company. "A" warrants and "B" warrants are described in Item 6 under "Liquidity and Capital Resources".

DEPENDENCE ON CLIENT BASE

   Presently revenues come almost exclusively from subscription fees, net cards, advertising, domain name registration and e-commerce solutions from the client base in Beijing, Chengdu, Guangzhou, Shanghai and Shenyang. At the end of December 1999, the number of customers totaled over 68,000 and increased to 450,000 at the end of February 2001. Dependence on this client base will continue in the foreseeable future.

   Backlog of Orders: None.

   Government Contracts: None.

COMPETITIVE CONDITIONS

   A number of factors, beyond Company control and the effect of which cannot be accurately predicted, may affect the marketing of the internet access and services to the joint venture. These factors include political policy on ISP's operation, political policy to open the doors to foreign investors, and the availability of adequate capital. The internet services industry in the PRC is highly competitive. The joint venture faces competition from government owned ISPs and other privately owned ISPs. Many of them possess greater financial and personnel resources than Xin Hai and the joint venture and therefore have greater leverage to use in developing new services, expanding capacities, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The markets for internet services and content have increased substantially in recent years, but cost of lines rental is still a major expense of the joint venture. Currently, all ISPs can only rent lines from Chinese Government Telecommunications Companies. There is uncertainty as to future line cost, although it has been reduced by half recently and is expected to continue to come down. There is no assurance that Company revenues will not be adversely affected by these factors.

   The market in the PRC is monitored by the government, which could impose taxes or restrictions at any time, which would make operations unprofitable and infeasible and cause a write-off of capital investment in Chinese ISP opportunities.

   A number of factors, beyond our control and the effect of which cannot be accurately predicted may affect the marketing of the ISP and services. These factors include political policy on ISP's operation, political policy to open the doors to foreign investors, the availability of adequate bandwidth of the ChinaNet backbone and gateway.

XIN NET SPONSORED RESEARCH AND DEVELOPMENT

   None.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

   The operations of the joint venture with Xin Hai are subject to local, provincial and national laws and regulations in the People's Republic of China. Xin Hai Technology Development Ltd. holds licenses to do businesses in the currently operated locations: Beijing, Chengdu, Guangzhou, Shanghai and Shenyang, as well as in five other cities. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.

   (a) Local regulation

   The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in PRC.

   (b) National regulation

   The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a national level. (See Discussion of such laws previously under "Regulations of Internet Operations").

   The value of the Company investments in PRC may be adversely affected by significant political, economic and social uncertainties in the PRC. Any changes in the policies by the government of the PRC could adversely affect the Company by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, the expropriation or nationalization of private enterprises, or political relationships with other countries.

   (c) Parents and Subsidiaries

   Parent:

   XIN NET CORP., a Florida corporation

   Subsidiaries:

   INFORNET INVESTMENT CORP., a British Columbia corporation (100%)
   INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)
   XIN NET TELECOM CORP. LTD. (formerly PLACER TECHNOLOGIES CORP.), a joint venture in China (100%, reverting to 80% Infornet Investment Limited and 0%, reverting to 20%, Xin Hai Technology Development).

   Number of Persons Employed:

   As of December 31, 2000, the Company had two employees, Xiao-qing Du and Xin Wei, through Infornet Investment Corp., each at a salary of C$2,500 per month, involved in the day-to-day management of its business: Du partly in Canada and partly in China, and Wei in China. Xin Hai, our partner in the Placer joint venture, had approximately 215 full-time employees in PRC at the end of December 2000.

ITEM 2. PROPERTIES
------------------

   Xin Net Corp. currently maintains an office at: #830 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu and Shenyang.

   As of December 31, 2000, the Xin Net Corp. had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate: None

(b) Computer and Office Equipment: $1,125,128

ITEM 3. LEGAL PROCEEDINGS
-------------------------

   The Company is not a party to any pending legal proceedings and no such proceedings are known to be contemplated.

   No director, officer or affiliate of Xin Net Corp., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to Xin Net Corp. or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

   No matters were submitted during the fiscal year covered by this report to a vote of security holders of Xin Net Corp., through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

   (a) The Company common stock is traded on the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000 as follows:

                                   Bid (U.S. $)
2000                          HIGH             LOW
First Quarter                $20.12           $2.78
Second Quarter               $ 9.37           $2.00
Third Quarter                $ 6.50           $1.34
Fourth Quarter               $ 2.81           $0.53

1999
First Quarter                $ 2.00           $ .34
Second Quarter               $ 6.625          $1.625
Third Quarter                $ 4.00           $1.469
Fourth Quarter               $ 5.187          $1.125

1998
First Quarter                $ .53            $ .187
Second Quarter               $ .375           $ .15
Third Quarter                $ 1.06           $ .25
Fourth Quarter               $ .78            $ .24

1997
First Quarter                $ .75            $ .03
Second Quarter               $ .84            $ .68
Third Quarter                $ .45            $ .25
Fourth                       $ .50            $ .156

   Because of recent changes in the rules and regulations governing the trading of small issuers securities, our securities are presently classified as "Penny Stock," which classification places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest any broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of the "established public trading market." The public trading market is presently extremely limited as to number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

   Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

   (b) As of December 31, 2000, Xin Net Corp. had approximately 8,500 shareholders of record of the common stock.

   (c) No dividends on outstanding common stock have ever been paid. The Company does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   The information presented here should be read in conjunction with Xin Net Corp's consolidated financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash capital of $2,619,288 at year-end 2000.

   The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the year 2000. It has equipment of $1,125,128 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

   At the fiscal year-end it had $3,779,710 in current assets and current liabilities of $2,685,895.

   The cash capital at the end of the period of $2,619,288 will be used to fund continued operations. The Company has material commitments to expend funds to cover operating expenses of operations in China. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

   Net cash flows used in operating activities increased to $1,895,601 in 2000 from $799,436 in 1999. The increase in deferred revenue to $1,994,021 in 2000 from $118,739 in 1999, the increase in deferred costs to $465,185 in 2000 from nominal in 1999 and the increase in depreciation & amortization to $232,814 in 2000 from $54,181 in 1999 are the main contributing factors to the year-over-year change in cash flow used in operations. Net cash flow used in investing activities also increased, to $717,276 in 2000 from $273,554 in 1999 mainly due to purchases of equipment, which increased to $935,128 in 2000 from $34,369 in 1999. Net cash flow due to financing activities changed to $61,264 being used in 2000, compared to $6,030,230 being provided in 1999, due to nominal proceeds from sale of stock in 2000 versus proceeds of $6,060,000 in 1999 and payment of capital lease obligations of $61,284 in 2000 versus $29,770 in 1999.

   The Company has revenues from its joint venture operations at this time. However capital from private placements, borrowing against assets and/or from warrants being exercised by warrant holders, is required to fund future operations. The Company completed a private offering of common stock at $0.40 per share for $750,000 in June 1998. In 1999 it closed a private placement of
5.5 million units of common stock at US$1.00 per unit consisting of one (1) common share and one (1) Non-Transferable Share Purchase Warrant (Series "A" warrant). One (1) "A" warrant entitles the holder to purchase on or before March 31, 2001 one (1) additional unit of the issuer at a price of US$2.00 per unit, each unit consisting of one (1) common share and one (1) additional warrant (Series "B" warrant). The additional warrant ("B" warrant) entitles the holder to purchase one (1) common share of the issuer at a price of US$5.00 per share on or before March 31, 2002.

   On March 15, 2001 the Company amended both the Series "A" and Series "B" warrants as follows:

   - the exercise price of the Series "A" warrants is adjusted to $1.00 each and their term is extended to the earlier of (a) March 31, 2003 and (b) the 90th day after the day on which the weighted average trading price of Xin Net Corp.'s shares exceeds $1.25 per share for ten consecutive days;
   - upon exercise of one Series "A" warrant at $1.00, the holder will receive one Xin Net Corp. common share and one Series "B" warrant;
   - the exercise price of the Series "B" warrants is adjusted to $1.50 each and their term is extended to the earlier of (a) March 31, 2004 and (b) one year after the 90th day occurrence described above.

   Outstanding   warrants  are  not  included  in  the  "Liquidity  and  Capital
Resources" and they are not valued in the financial statements.

Changes in Financial Condition:

   At year-end 2000 Company assets had decreased to $4,904,838 compared to $6,275,190 at year 1999. The current assets totaled $3,779,710 at 2000 year-end compared to $5,851,647 at 1999 year-end. Total liabilities at year-end 2000 were $2,748,358 compared to $465,969 at 1999 year-end. At December 31, 2000 the Company had $2,619,288 in cash compared to $5,293,429 a year ago.

Need for Additional Financing:

   The Company has sufficient capital to meet its current cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. It may have to seek loans or equity placements to cover future cash needs to continue expansion. There is no assurance, however, that the available funds will ultimately prove to be adequate to continue Company business and its needs for additional financing are likely to persist.

   No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

  If future revenue declines, or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

  From the aspect of whether it can continue toward the business goal of maintaining and expanding the joint venture for internet services in China, it may use all of its available capital without generating a profit.

  The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

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

Market Risk:

  The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

  The Company began operations as an ICANN-accredited domain name registrar in the third quarter of year 2000. As a result, an important accounting change was made in the way it recognizes revenues and costs related to .com, .net and .org domain name registration services. Prior to this event, the Company acted as agents of other ICANN-accredited registrars. International domain name revenues and costs were then respectively recognized when collected and incurred. As of July 1, 2000 such revenues and costs are spread over the various periods during which the services are rendered. Generally, revenues collected are non-refundable and the Company has not made any refunds since it started operations.

   This change in domain name revenue and cost recognition conforms with SEC (Securities and Exchange Commission) requirements. As a consequence, the Company year 2000 financial statement shows revenue and cost of revenue which are lower than if recognized immediately. At the same time unearned revenue and deferred costs increase correspondingly.

   The Company achieved revenues of $3,679,758 in 2000 in the form of net sales from its joint venture with Xin Hai Technology Ltd. This amount does not include deferred (unearned) revenue of $2,112,760 at the end of 2000, which increased from $118,739 a year ago. Net sales in 1999 were $894,203. The Company had cost of revenues of $1,060,903 in 2000, as compared to $150,524 in 1999. Gross profit in 2000 was $2,618,855 compared to $743,679 in 1999. The Company incurred operating expenses of $6,380,590 in 2000 compared to operating expenses of $2,000,719 in 1999. These amounts exclude prepaid expenses and deferred costs of $511,331 in 2000, which increased from $16,361 in 1999. Operating loss for 2000 was ($3,761,735) in contrast to the 1999 operating loss of ($1,257,040). The company had other (interest) income of $154,011 in 2000 and $173,013 in 1999. The net loss in 2000 was ($3,607,724) compared to the net loss in 1999 of ($1,084,027). The per share loss for 2000 was ($0.17), and the per share loss for 1999 was ($0.06).

   Revenues increased from $894,203 in 1999 to $3,679,758 in 2000 mainly due to increased fees from dial-up access & e-mail subscribers, registration fees derived from the new online domain name registration business and e-commerce solutions. At the end of the year, subscriber base had increased to 442,000 ISP subscribers and domain name registrants, as compared to 68,000 at the end of 1999.

   Operating expenses increased to $6,380,590 in 2000 from $2,000,719 in 1999. During year 2000, the Company expanded its business in China and undertook an aggressive marketing effort in order to develop a brand name. This initiative caused a significant increase in business development expenditure. The main items in this category comprised the following:

- completing the new office in Guangzhou and opening of new offices in Hong Kong and Chengdu;
- expanding the online domain name registration business and installing the new www.paycenter.cn.com website;
-  increasing employee ranks and renting new and additional office space; and
-  carrying on an aggressive advertising and promotional campaign.

   The biggest increases were: Salaries, Wages and Benefits, which increased 532% to $1,144,140 in 2000 from $181,144 in 1999; Amortization, which increased 330%, to $232,814 in 2000 from $54,181 in 1999; Advertising and Promotion, which increased 215% to $2,342,360 in 2000 from $743,679 in 1999; and Telephone and Communication, which increased 212% to $931,620 in 2000 from $299,079 in 1999.

Future Trends:

  The Company cannot assure that any profit on revenues can occur in the future, because it may have to continue, through its joint venture business, to heavily advertise and promote its services and develop additional value-added services in order to preserve or increase its market share. In spite of taking measures to control expenses, operating losses may continue. If the Company acquires additional capital, for example through investors exercising warrants, it may decide to expand its business more rapidly.

Recent Accounting Pronouncements:

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It also requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20 "Accounting Changes". As amended by SAB101A and SAB101B, the Company is required to follow this guidance no later than the fourth fiscal quarter of the fiscal year ended December 31, 2001. Management believes that the standard will not have a material effect on the final position or results of operations of the Company.

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issues FAS137 "Accounting for Derivative Instruments and Hedging Instruments-an Amendment of FASB Statement No. 133". As amended by SFAS 137, the Company is required to adopt this statement for the fiscal year ending December 31, 2001. The adoption of this statement does not have an effect on the Company's revenue and earnings as the Company currently does not have any derivative instruments.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-19.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS AND SIGNIFICANT MEMBERS OF MANAGEMENT
------------------------------------------------------------------------------

   (a) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

NAME                       AGE              TITLE                     TERM

Xiao-qing Du               30       President of Subsidiary          Annual
                                    Infornet Investment Corp.
                                    and Director

S.Y. Marc Hung             56       President and Director           Annual

Ernest Cheung              50       Director and Secretary           Annual

Maurice Tsakok             49       Director                         Annual

Xin Wei                    31       President of Xin Hai             Annual
                                    Technology Development Ltd.
                                    (The joint venture partner in China)

   On April 6, 1999, Xiao-qing (Angela) Du resigned as president of Xin Net Corp. She remains the President of Infornet Investment Corp. Messrs. Maurice Tsakok and Marc Hung were elected to the Board of Directors. Marc Hung was appointed to the position of President.

   The following table sets forth the portion of their time the directors devote to the Company:

         Ernest Cheung               25%             Angela Du          100%
         Marc Hung                  100%             Maurice Tsakok      25%

   The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the pleasure of the Board of Directors.

   (b) Identification of Certain Significant Employees.

   Strategic matters and critical decisions are handled by Company directors and executive officers: Marc Hung, Xiao-qing Du, Ernest Cheung and Maurice Tsakok. Day-to-day management is delegated to Xiao-qing (Angela) Du partly in China and partly in Canada, Marc Hung in Canada and Xin Wei in China. Du and Wei are employees of the wholly-owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of Xin Hai Technology Development, Ltd. and is also a director of the Placer joint venture. His time is split approximately 60% Xin Hai (operations) and 40% Placer (strategies, planning, business development).

   (c) Family Relationships. Xiao-qing Du and Xin Wei are husband and wife.

   (d) Business Experience.

   The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

   XIAO-QING (ANGELA) DU, President of subsidiary Infornet Investment Corp. and Director, age 30, was President and Director of our company from 1996 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment CORP., our wholly owned subsidiary in Canada, and remains a director of the Company.

   ERNEST CHEUNG, Secretary and Director, age 50, has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc.

   MARC HUNG,  B.A.Sc.(E.E.),  M.A.Sc.  (E.E.)  University  of Montreal  (1969 &
1971), President and Director, age 56, has been President of the company since April 6, 1999. From May 1992 to April 1997, Marc Hung was director of Power System Technology, a division of Institut de Recherche en Electricite du Quebec
(IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institut National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1999 to date he has been President and principal of Sinhoy Management, Ltd. From July 1998 to March 1999, Mr. Hung was on sabbatical for personal reasons, but acted as a consultant to Xin Net. In 2000, he became a Director of China NetTV Holdings, Inc.

   MAURICE TSAKOK, Director (since 1997), age 49, was employed from 1994 to 1996 by Sagit Mutual Funds, a mutual fund company, who as a vice-president was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). In 2000, he became a Director of China NetTV Holdings, Inc.

   XIN WEI, age 31, is President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technology Corp., the Company's joint venture in China. Xin Wei graduated from Beijing Industry University in 1991 with a diploma in Computer Science. From 1991 to 1992 Xin Wei was a sales engineer of Beijing Sino-Soft Computer Institution. From 1992 to 1995 he was a Director of Beijing Xin Hai Technology Development Corp. From 1995 to 1996 he was a student in Canada, and also served as a director of Xin Hai Technology Development Corp.

  (e) Committees of the Board of Directors

  The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

  Compensation Committee. The Company established a Compensation Committee on October 5, 1999, which consists of two directors, Marc Hung and Ernest Cheung. The Compensation Committee will be responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of its officers and directors.

  Audit Committee. On August 31, 1999, the Board of Directors established an Audit Committee, which consists of two directors, Marc Hung and Ernest Cheung. The Audit Committee will be charged with recommending the engagement of independent accountants to audit Company financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of Company management and independent accountants pertaining to its financial statements and performing other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

   (f) Resolution of conflicts of interest

   As mentioned earlier, some officers and directors will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of Company business conflict with the demands of their other business and investment activities. Such conflict may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

   There is no procedure in place which would allow Company officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

   (a) Officers' Compensation.

   Compensation paid by the Company for all services provided up to February 28, 2001(1) to each of the executive officers and (2) to all officers as a group.

                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants
---------------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus Annual      Restricted Securities   Long Term           LTIP      All Other
Principal                         Compensation Stock     Underlying   Compensation/       Payments  Compensation
Position                          /Other($)    Awards    Options/     Options
                                                         SARs(#)
                                                         (SHARES)
---------------------------------------------------------------------------------------------------------------
Xiao-qing Du
President of  1998  20,000    0           0     0         0                0              0              0
Infornet      1999  27,474    0      16,000     0    1,068,000(3)          0              0              0
Subsidiary    2000  30,000    0           0     0         0                0              0              0
              2001   5,000    0           0     0         0                0              0              0
                   (CDN)
---------------------------------------------------------------------------------------------------------------
Marc Hung     1998       0    0           0     0         0                0              0              0
President     1999       0    0      17,500     0      262,000(2)         $4,500          0              0
              2000       0    0      29,500     0         0                0              0              0
              2001       0    0       6,500     0         0                0              0              0
                                      (CDN)
---------------------------------------------------------------------------------------------------------------
Ernest Cheung 1998       0    0           0     0         0                0              0              0
Secretary     1999       0    0       8,000     0      435,000(1)          0              0              0
              2000       0    0      24,000     0         0                0              0              0
              2001       0    0       4,000     0         0                0              0              0
                                   (CDN)

---------------------------------------------------------------------------------------------------------------
Officers as   1998  20,000    0           0     0        0                                0              0
A Group       1999  27,474    0      41,500     0    1,765,000             0              0              0
              2000  30,000    0      53,500     0         0                0              0              0
              2001   5,000    0      10,500     0         0                0              0              0
                     (CDN)            (CDN)

   (1)Ernest Cheung received 50,000 options to buy 50,000 shares at $1.30 per share, plus Richco Investors, Inc. of which Mr. Cheung is an officer and director, and Mr. Tsakok is an officer and director, received 385,000 units for its services in structuring the private placement. The "unit" is defined in Item
6 under "Liquidity and Capital Resources".

   (2) 262,000 options to buy 262,000 shares at $1.30 per share.

   (3)  See  Note  (g)  under  "Stock  purchase   options"   following   Summary
Compensation Tables of Directors.

   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

(b)      Directors' Compensation

   Directors who are also officers of Xin Net Corp. receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its Stock Incentive Plan subsequently adopted.

                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (To February 28, 2001)

                        Cash Compensation               Security Grants
----------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                 (SHARES)
----------------------------------------------------------------------------------------------------------------
Xiao-qing Du,  1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0         1,068,000 (3)       0              0
               2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Jing Liang,    1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0           0                 0              0
(resigned in 1999)
----------------------------------------------------------------------------------------------------------------
Marc Hung      1999    0          0        0           0           262,000 (2)       0             $4,500
Director       2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Ernest Cheung, 1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0           435,000 (1)       0              0
               2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Maurice Tsakok 1999    0          0       14,000 CDN   0           647,000 (4)       0              0
Director       2000    0          0       24,000 CDN   0           0                 0              0
               2001    0          0        4,000 CDN               0                 0              0
----------------------------------------------------------------------------------------------------------------
Directors as a 1999    0          0       14,000 CDN   0           2,027,000         0              0
group          2000    0          0       24,000 CDN   0           0                 0              0
               2001    0          0        4,000 CDN   0           0                 0              0
----------------------------------------------------------------------------------------------------------------

   (1)See note (1) under Compensation Table of Executives
   (2)See note (2) under Compensation Table of Executives
   (3)See note (3) under Compensation Table of Executives
   (4)262,000  options to buy  262,000  shares at $1.30 per share  plus  385,000 units to Richco Investors,  Inc. (See Note (3) under Compensation Table of
      Executives)

   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

   No director, except for those who are also officers as listed above, received any compensation in 1998.

  Termination of Employment and Change of Control Arrangements:

   None.

   Stock purchase options:

   On February 26, 1999, stock options for a total of 480,000 shares at $.40 per share were granted to officers and employees (or persons who became officers) that had contributed to the success of the company in the past: Marc Hung
(150,000 shares) and Xin Wei (330,000 shares) (Note: Mr. Wei is not an officer of Xin Net Corp., but an employee and officer of its subsidiary, Infornet Investment Corp.) All share options were exercised as of April 6, 1999.

   On November 12, 1999 the Company granted 2,136,000 options to purchase shares at $1.30 per share to entities/persons who contributed to the successful results achieved by the Company in 1999, as follows:

   (a) 262,000 options to Gemsco Management Ltd., beneficially Maurice Tsakok, for designing and implementing the Company's corporate website, advising on technological matters, researching the technology sector and for services as a director;
   (b) 262,000 options to Farmind Link Corp. for their role as advisor on strategic issues, technology market trends, and financial and capital market issues;
   (c) 262,000 options to Sinhoy Management Ltd., beneficially Marc Hung, for their contributions to the general management of our company, investor relations, technological matters and for services as a director;
   (d) 212,000 options to Lancaster Pacific Investment, Ltd. for their contributions in the areas of regulatory matters, Chinese market conditions and strategies aimed at penetrating that market;
   (e) 50,000 options to Ernest Cheung for services rendered as secretary and director;
   (f) 20,000 options to Yonderiche International Consultants Ltd. for services rendered in matters regarding Chinese government policies and regulations; and
   (g) 1,068,000 options to Weststar Holdings Limited (owned beneficially by Xiao-qing Du, a director and president of Infornet Investment Corp., and Xin Wei, a director and secretary of Infornet Investment Corp. and President of Xin Hai) and employees of Xin Hai Technology Development Ltd., as a group, for the successful continued development of the business in China and achieving excellent operational results during the year. The breakdown of the 1,068,000 options is to be determined at a later date.

   The average closing price of the Company's stock for the five trading days ended on November 12, 1999 was $1.28 per share. The closing price for the Company's stock on November 12, 1999 was $1.187 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

   Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires Company officers and directors, and persons who own more than 10% of a registered class of the its equity securities, to file reports of ownership and changes in ownership of Company equity securities with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to the Company with copies of all Section 16(a) that they file.

   (a) Beneficial owners of five percent (5%) or greater, of Company common stock: The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 21,360,010 shares outstanding at March 31, 2001, and in the event of exercise of all options for our stock.

Title of        Name and Address                           Amount of                 Percent of          If "A"         If "B"
Class           of Beneficial Owner                        Beneficial Interest       Class               warrants       warrants
                                                                                                         exercised*     exercised**
-----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           #2754 Adanac St.                           2,760,000                 12.9%               10.0%          8.3%
                Vancouver, BC V5K 2M9                      (2)

Common          Richco Investors, Inc.                     5,824,500                 24.0%               20.2%          17.4%
Stock           Ste. 830-789 West Pender St.               (1)(3)(9)(10)
                Vancouver, BC V6C 1H2

Common          Ernest Cheung                              5,562,500                 23.4%               19.3%          16.7%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)(8)(9)(10)
                Vancouver, BC V6C 1H2

Common          Maurice Tsakok                             5,204,500                 21.8%               18.9%          15.5%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(10)
                Vancouver, BC V6C 1H2

   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at March 31, 2001, and in the event of exercise of all options for our stock.

Title of        Name and Address                            Amount of                 Percent of         If "A"         If "B"
Class           of Beneficial Owner                         Beneficial Interest       Class              warrants       warrants
                                                                                                         exercised*     exercised**
----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du (Director)                     2,760,000                 12.9%              10.0%          8.3%
Stock           2754 Adanac St.                            (2)
                Vancouver, B.C.  V5K 2M9

Common          Ernest Cheung                               5,562,500                 23.4%              19.3%          16.7%
Stock           (Secretary & Director)                     (1)(3)(5)(8)(10)
                (See Richco Investors above)

Common          Maurice Tsakok                              5,204,500                 21.8%              18.9%          15.5%
Stock           (Director)                                 (1)(3)(6)(10)
                (See Richco Investors above)

Common          S.Y. Marc Hung (President & Director)         540,000                  2.47%              1.99%          1.6%
Stock           Ste. 830-789 W. Pender St.                 (4)(7)(10)
                Vancouver B.C.  V6C 1H2

Total for officers and directors as a group                 6,102,500                 24.7%              20.9%          18.1%


   (1) Richco Investors, Inc., owns 2,772,500 shares. Messrs. Cheung and Tsakok are officers, directors and beneficial owners of Richco Investors Inc. For purposes of this table, the shares owned by Richco are deemed owned by Mr.
       Cheung and Mr. Tsakok, individually.

   (2) As an officer Ms. Du may participate in the company stock option plan and receive options to purchase shares, but the amount is indeterminate at this time, since options are awarded by the Award Committee.

   (3) Richco  Investors has 1,085,000 "A" warrants to purchase shares of common stock and has 1,085,000  "B" warrants to purchase  shares of common stock
       *.

   (4) Marc Hung has 80,000 "A" warrants to purchase shares of common stock and he has 80,000 "B" warrants to purchase shares of common stock.*


   (5) Ernest Cheung has 50,000 options to purchase shares at $1.30.

   (6) Maurice Tsakok has 262,000 options to purchase shares at $1.30.

   (7) Marc Hung has 262,000 options to purchase shares at $1.30.

   (8) Ernest Cheung is President of Development Fund II of Nova Scotia, Inc.
       which owns 190,000 common shares and 190,000 "A" warrants and 190,000
       "B" warrants.

   (9) Includes all shares of Richco  Investors,  Inc.,  Ernest Cheung,  Maurice
       Tsakok, and Development Fund II of Nova Scotia since there is common control.

   (10) Assumes exercise of all warrants and options within 60 days pursuant to Rule 13(d)3(d)(i).

   *If all "A" warrants for units are exercised. **If all "B" warrants for shares are exercised.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Company has made loans to the Placer joint venture during the year 2000. These loans bear 0% interest and are payable on demand. At December 31, 2000 the cumulative amount of the loans was $2,877,184.

   On February 26, 1999, stock options for a total of 1.4 million shares at $.40 per share were granted to parties that had contributed to the efforts of the company in the past. The option recipients were Lancaster Pacific Investment Ltd., Tandoor Holdings Limited, Marc Hung, Kun Wei and Xin Wei. All 1.4 million share options were exercised as of April 6, 1999.

   (1)Tandoor Holdings was instrumental in the formation of the company. It prepared the original business plan for Xin Hai Technologies and helped in the structuring of the Xin Hai/Infornet joint venture. It also helped in presentations to potential investors.

   (2)Lancaster Pacific introduced the Shenyang office team to Xin Hai and contributed to the establishment of the Company's second operating location. It also helped in the design of the accounting and management information systems for Xin Hai.

   (3)In February 1999, Marc Hung, who was neither an officer nor director but since has become President and Director, was granted and exercised (in March, 1999) an option to purchase 150,000 shares of common stock at $.40 per share. The option to purchase shares was granted to him for services rendered since July 1998 as Company advisor in matters relating to management, technology and strategies.

   (4)In February 1999, Kun Wei, a shareholder, was granted and exercised (in March 1999) an option to purchase 330,000 shares of common stock at $.40 per share. The option to purchase shares was granted to him for contributing to the success of the joint venture, in particular with regards to technology development and implementation.

   (5)In February 1999, Xin Wei, a shareholder, who is President of Xin Hai Technology Development, Ltd.,the Placer joint venture partner, was granted and exercised (in March 1999) an option to purchase 330,000 shares of common at $.40 per share. The option to purchase shares was granted to him for contributing to the success of the joint venture, in particular with regards to general management of Xin Hai Technology Development Ltd., business development and governmental relations.

   (6)In May 1999, Marc Hung, President and Director, purchased 80,000 units of the private placement at the $1.00 offering price. Richco Investors, Inc., a public company of which both Messrs. Ernest Cheung and Maurice Tsakok are directors, officers and shareholders, purchased 700,000 units in the private placement at $1.00 per unit in May 1999.

   On September 17, 1999 385,000 units were issued to Richco Investors, Inc. as a consulting fee for services rendered in structuring the unit placement in May 1999. Richco Investors is an affiliate of Xin Net Corp. through share ownership, and Ernest Cheung and Maurice Tsakok are officers and directors of Richco. Mr. Cheung is the Secretary and a Director, and Mr. Tsakok is a Director Xin Net Corp.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

   (a) Financial Statements and Schedules. The following financial statements and schedules for Xin Net Corp. as of December 31, 2000 are filed as part of this report.

   (1) Financial statements of Xin Net Corp. (formerly Placer Technologies, Inc.) and subsidiaries.

                                                                     Page

Cover Page

Index to Financial Statements                                         F-1

Independent Auditor's Report for years ended
December 31, 2000                                                     F-2

Consolidated Balance Sheet at end of December 31, 2000                F-3

Consolidated Statement of Operations at end of December 31, 2000      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2000                                                     F-5

Consolidated Statement of Cash Flows at end of December 31, 2000      F-6

Notes to the Consolidated Financial Statements                        F-7-F-19

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

DATE: April 5, 2001
                                             XIN NET CORP.

                                             by:/s/Marc Hung
                                             ----------------------------
                                             Marc Hung, President

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              President, Director and            April 5, 2001
/s/S.Y. Marc Hung             Principal Accounting Officer
------------------
S.Y. Marc Hung

                              Secretary, Director and            April 5, 2001
/s/Ernest Cheung              Principal Financial Officer
-----------------
Ernest Cheung

/s/Xiao-qing Du               Director                           April 5, 2001
-----------------
Xiao-qing Du

/s/Maurice Tsakok             Director                           April 5, 2001
----------------
Maurice Tsakok

                         XIN NET CORP. AND SUBSIDIARIES
                                  Vancouver, BC

                                  AUDIT REPORT
                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S


   Independent Auditors' Report . . . . . . . . . . . . . . . . . . .  F-2

   Consolidated Balance Sheet as of December 31, 2000 and 1999.....    F-3

   Consolidated Statement of Operations For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . . . . . .        F-4

   Consolidated Statement of Stockholders' Equity For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . .                F-5

   Consolidated Statement of Cash Flows For The Years Ended
     December 31, 2000 and 1999 . . . . . . . . . . . . . . .          F-6

   Notes to the Consolidated Financial Statements . .. . .             F-7-F-19

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


                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Xin Net Corp. and Subsidiaries
Vancouver, B.C. V6C 1H2

We have audited the consolidated balance sheet of Xin Net Corp. and Subsidiaries (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Xin Net Corp. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/Clancy and Co., P.L.L.C.

Clancy  and Co., P.L.L.C.
Phoenix, Arizona
March 24, 2001


                         XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
ASSETS                                                                               2000              1999
                                                                                ----------------     --------------
Current Assets
   Cash and Short Term Deposits                                                     $  2,619,288      $  5,293,429
   Investments (Note 3)                                                                    1,333           219,185
   Accounts Receivables (Note 13)                                                        604,971           207,388
   Inventory (Note 4)                                                                     36,156            99,206
   Accrued Interest Receivable (Note 3)                                                    6,631            16,078
   Prepaid Expenses                                                                       46,146            16,361
   Deferred Costs (Note 2)                                                               465,185                 0
                                                                                       ----------        ---------
Total Current Assets                                                                   3,779,710         5,851,647

Property and Equipment, Net  (Note 5)                                                  1,125,128           422,620

Other Assets
   Organizational Costs, Net (Note 2)                                                          0               923
                                                                                       -----------       ---------
Total  Assets                                                                       $  4,904,838      $  6,275,190
                                                                                       ===========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Other Accrued Liabilities                                    $   511,693       $   162,041
   Deferred Revenue (Note 2,13)                                                        2,112,760           118,739
   Capital Lease Obligation, Current Portion (Note 6)                                     61,442            58,920
                                                                                       -----------       ---------
Total Current Liabilities                                                              2,685,895           339,700

Long Term Liabilities
   Capital Lease Obligation, Noncurrent Portion (Note 6)                                  62,463           126,269
                                                                                       -----------       ---------

Total Liabilities                                                                      2,748,358           465,969

Commitments and Contingencies (Note 6, 11)

Stockholders' Equity

   Common Stock: $0.001 Par Value,  Authorized 50,000,000;
   Issued and Outstanding, 21,360,010 and                                                 21,360            21,360
   21,360,000, respectively
    Additional Paid In Capital                                                         7,214,045         7,214,025
    Accumulated Deficit                                                              (4,926,669)       (1,318,945)
    Accumulated Other Comprehensive Loss                                               (152,256)         (107,219)
                                                                                     -------------       ---------
Total Stockholders' Equity                                                             2,156,480         5,809,221
                                                                                     -------------       ---------
Total Liabilities and Stockholders' Equity                                          $  4,904,838      $  6,275,190
                                                                                     =============       =========


   The accompanying notes are an integral part of these financial statements.
                                      F-3

                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
Year Ended, December 31:                                                   2000                1999
                                                                           ------------        ------------
Revenues
   Internet Access Cards                                                   $  1,777,468          $  813,500
   Domain Name Registration                                                     884,298              37,412
   E-Solutions                                                                1,017,992              43,291
                                                                           ------------        -------------
Total Revenues                                                                3,679,758             894,203
                                                                           ------------        -------------
Cost of Revenues
   Internet Access Cards                                                        303,071             131,702
   Domain Name Registration                                                     405,051              18,822
   E-Solutions                                                                  352,781                   0
                                                                           ------------        -------------
Total Cost of Revenues                                                        1,060,903             150,524
                                                                           ------------        -------------
Gross Profit                                                                  2,618,855             743,679

Expenses
   Advertising and Promotion                                                  2,342,360             743,679
   Amortization                                                                 232,814              54,181
   General and Administrative                                                 1,729,656             722,636
   Salaries, Wages and Benefits                                               1,144,140             181,144
   Telephone and Communication                                                  931,620             299,079
                                                                           ------------        -------------
Total Expenses                                                                6,380,590           2,000,719
                                                                           ------------        -------------
Operating Loss                                                              (3,761,735)         (1,257,040)

Other Income
   Interest Income                                                              154,011             173,013
                                                                           ------------        ------------
Net Loss Available to Common Stockholders                                 $ (3,607,724)       $ (1,084,027)
                                                                           ============        ============
Basic and Diluted Loss Per Common Share                                     $    (0.17)         $    (0.06)
                                                                           ============        ============
Weighted Average Common Shares Outstanding                                   21,360,003          18,655,082
                                                                           ============        ============


   The accompanying notes are an integral part of these financial statements.

                                       F-4

                         XIN NET CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                                                     Retained       Accumulated
                                                                      Additional      Earnings /         Other
                                                   Common   Stock     Paid In       Accumulated     Comprehensive
                                                   Shares   Amount    Capital         Deficit       Income (Loss)        Total
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1998                     14,075,000  $ 14,075  $  862,990     $  (234,918)     $  (111,388)       $  530,759
Exercise of Stock Options For Cash
at $0.40 Per Share, April                       1,400,000     1,400     558,600                                            560,000
Compensatory Cost-Stock Options                                          42,000                                             42,000
Private Placement of Common Stock For
Cash at $1.00 Per Share, May                    5,500,000     5,500   5,494,500                                          5,500,000
Offering Costs                                                         (385,000)                                          (385,000)
Common Stock For Services Rendered at
$1.00 Per Share, September                        385,000       385     384,615                                            385,000
Capital Contributions For Past Services                                 256,320                                            256,320
Net Loss for 1999                                                                    (1,084,027)                       (1,084,027)
Translation Adjustments                                                                                    4,169            4,169
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 1999                     21,360,000    21,360   7,214,025      (1,318,945)                         5,809,221
                                                                                                        (107,219)

Exercise of Warrant for Cash at
$2.00 Per Share, September                             10                    20                                                 20
Net Loss for 2000                                                                    (3,607,724)                       (3,607,724)
Translation Adjustments                                                                                  (45,037)         (45,037)
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 2000                     21,360,010  $ 21,360 $ 7,214,045    $ (4,926,669)     $  (152,256)     $  2,156,480
                                        ===========================================================================================


   The accompanying notes are an integral part of these financial statements.

                                       F-5


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
Year Ended December 31:                                                            2000              1999
                                                                                --------------      --------------
Cash Flows From Operating Activities
   Net Loss                                                                       $ (3,607,724)      $(1,084,027)
   Adjustments to Reconcile Net Loss to Net Cash Provided By
    (Used In) Operating Activities
      Depreciation and Amortization                                                    232,814            54,181
      Recognition of Unearned Revenue From Prior Periods                                     0          (33,312)
      Capital Contributions For Services Performed                                           0           256,320
      Compensatory Cost-Stock Options                                                        0            42,000
      Write off Organization Costs                                                         923                 0
      Translation Adjustments                                                          (45,037)            4,169
      Changes in Assets and Liabilities
         (Increase) Decrease in Accounts Receivables                                  (397,777)         (170,012)
         (Increase) Decrease in Prepaid Expenses                                       (29,785)          (13,747)
         (Increase) Decrease in Inventory                                               63,050           (99,206)
         (Increase) Decrease in Deferred Costs                                        (465,185)                0
         (Increase) Decrease in Accrued Interest Receivable                              9,447           (16,078)
          Increase (Decrease) in Accounts Payable                                      349,652           141,537
          Increase (Decrease) in Deferred Revenue                                    1,994,021           118,739
                                                                                ----------------         ----------
      Total Adjustments                                                              1,712,123           284,591
                                                                                ----------------         ----------
Net Cash Flows Provided By (Used In) Operating Activities                           (1,895,601)         (799,436)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                                 (935,128)          (34,369)
   Repayment To Related Party                                                                0           (20,000)
   Reduction (Purchase) of Investments                                                 217,852          (219,185)
                                                                                ----------------         --------
Net Cash Flows Used In Investing Activities                                           (717,276)         (273,554)

Cash Flows From Financing Activities

   Proceeds From Sale of Common Stock                                                       20         6,060,000
   Principal Payments on Capital Lease Obligations                                     (61,284)          (29,770)
                                                                                ----------------         --------
Net Cash Provided By (Used In) Financing Activities                                    (61,264)         6,030,230
                                                                                ----------------         --------
Increase (Decrease) in Cash and Cash Equivalents                                    (2,674,141)         4,957,240

Year Ended December 31:                                                                 2000              1999

Cash and Cash Equivalents, Beginning of Year                                         5,293,429            336,189
                                                                                -----------------        ----------
Cash and Cash Equivalents, End of Year                                             $ 2,619,288        $ 5,293,429
                                                                                =================        ==========

Supplemental Information:
Cash paid for:
     Interest                                                                       $   14,219       $      5,055
     Income taxes                                                                   $        0       $          0
Noncash Investing and Financing:
   Capital Contributions For Services Performed                                     $        0       $    256,320
   Common Stock Issued for Services                                                 $        0       $    385,000
   Offering Costs                                                                   $        0       $   (385,000)
   Equipment Acquired Under Capital Lease Obligation                                $        0       $    214,959


   The accompanying notes are an integral part of these financial statements.

                                       F-6

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION

         Xin Net Corp. (the Company) was incorporated under the laws of the State of Florida on September 12, 1996, and has an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company provides internet services in China including internet access and content services, domain name registration, and other value-added services, such as e-commerce and advertising.

         The Company has three wholly owned subsidiaries. Infornet Investment Limited (a Hong Kong Corporation) which is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. Infornet Investment Corp., (a Canadian Corporation), which is engaged in a similar line of business, has 100,000,000 common shares of no par value authorized, with 100 shares issued and outstanding. Xinbiz (HK) Limited (a Hong Kong Corporation) which is a company providing expertise in network solutions and software development.

         The Company acquired Infornet Investment Limited (Infornet), formerly Micro Express Limited, at no cost. The name change took place on July 18, 1997.

         During 1997, the Company issued 5,000,000 shares of common stock to acquire the wholly owned subsidiary, Infornet Investment Corp. (Canada), for a total value of $65, representing the organizational costs of filing fees. The shares were issued on March 3, 1997.

         The Company incorporated Xinbiz (HK) Limited (Xinbiz) on April 19, 2000, in Hong Kong. The authorized and issued capital is 10,000 common shares of one (1) Hong Kong Dollar each.

         On August 25, 1997, through its wholly owned subsidiary Infornet, under the laws of the People's Republic of China, the Company formed an 80% cooperative joint venture called Xinnet Telecom Corp., Ltd. (formerly known as Placer Technologies Corp., a People's Republic of China
         Corporation) with Xin Hai Technology Development Ltd. (a People's Republic of China Corporation) (Xin Hai) as a 20% partner, for a term of twenty (20) years. Infornet is obligated to contribute all of the capital of the joint venture. The initial registered capital was $525,000 and was subsequently increased by $1,000,000 by an amendment to the joint venture agreement dated December 15, 1999, for a total registered capital of $1,525,000. The total registered capital was increased to $1,750,000 during 2000. Infornet has already contributed this figures and no further capital contribution is required. Infornet continues to advance loans to the joint venture as necessary to fund the operations of the business.

         The joint venture agreement designated distribution of 80% of the profits to Infornet and 20% to Xin Hai, until the recoupment of Infornet's invested capital. On April 25, 2000, the Company amended the joint venture agreement to reallocate the distribution of profits as 100% to Infornet and 0% to Xin Hai, until Infornet's total investment in the joint venture has been fully recovered by Infornet.

         On April 13, 2000, the joint venture agreement was amended to give Infornet control over the joint venture for another fifteen (15) years after the recovery of total investment and interest from

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION (CONTINUED)

         external financing in the joint venture. Infornet has, since inception of the joint venture, and will in the future for fifteen years subsequent to the recovery of total investment and interest from external financing, approve all board of directors of the joint venture company. Due to the life of the joint venture, twenty (20) years, Infornet will control the joint venture for substantially all of the joint venture life.

         In accordance with Statement of Financial Accounting Standards ("SFAS") 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because joint venture company's board of directors is authorized to make all major decisions for the joint venture and all the directors of the board are approved by the Company. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture as of December 31, 2000 and 1999 were $2,877,184 and $1,558,689, respectively.

         The Company operates in accordance with the laws and regulations of China, which allow Sino-foreign joint venture companies to construct Internet access networks and to have ownership rights, and rights for return on investment, but disallow joint venture companies to operate such networks. Internet Service Provider (ISP) licenses are tightly controlled by the Ministry of Information Industry (MII) of China and provide a substantial barrier to entry. Therefore, Xin Hai holds the business, including all ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the Internet network remain with the Company during the term of the joint venture. Xin Hai is entitled to the custody and control of such assets on behalf of the Company.

         The Company, through Xin Hai, provides Internet-related services, such as Internet access and content services, domain name registration, web-hosting, e-commerce and advertising in five major cities in China:
         Beijing, Shanghai, Shenyang, Chengdu and Guangzhou.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Method of Accounting

         The Company's financial statements are prepared using the accrual method of accounting.

         Cash and Cash Equivalents

         Cash  equivalents   consists  of  time  deposits  and  marketable  debt
         securities with original maturities of three months or less.

         Investments

         The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable debt securities are classified as held-to-maturity, carried at amortized cost, which approximates fair value.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentration of Credit Risk

         The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in Canadian banks, that are not insured.

         Revenues were derived in geographic locations outside the United States, from the joint venture operations in China.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also consolidates the assets, liabilities, revenues and expenses of the joint venture because it has control over its operating and financing decisions. All significant intercompany transactions and balances have been eliminated in consolidation.

         Allowance for Doubtful Accounts and Return Allowances

         Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percent of accounts receivable based on prior year's experience.

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

         Revenue derived from Internet access usage cards and content services and domain name registration services is recognized over the period the services are provided. Until July 1, 2000, the Company acted as an agent of certain accredited registrars of the Internet Corporation for Assigned Names and Numbers (ICANN) and remitted to these registrars an agreed-upon fixed portion of the fees collected for registering international .com, .net and .org domain names. Such domain name revenue was recognized when collected and on a net commission basis. As of July 1, 2000, the Company itself became a fully operational ICANN-accredited registrar.

         The e-solutions revenue consists principally of electronic commerce, advertising revenues, software development and developing web-site home pages. Revenue is recognized when the services are performed or when the goods are delivered.

         Additionally, the Company provides consultation and training services as part of its promotional and advertising packages, but no revenues have been derived or recorded from such services.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB101), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial filed with the SEC. SAB101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It also requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." As amended by SAB101A and SAB101B, the Company is required to follow this guidance no later than the fourth fiscal quarter of the fiscal year ended December 31, 2001. Management believes that the standard will not have a material effect on the financial position or results of operations of the Company.

         Cost Recognition

         Costs of revenue includes direct costs to produce products and provide on-line services.

         Deferred Revenue and Deferred Cost

         Deferred revenue consists primarily of prepaid subscription agreements and domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle.

         Deferred Cost consist primarily of amounts paid to various Registrars for domain name registration fees and are deferred on the same basis as revenue.

         Advertising Costs

         Advertising costs are expensed as incurred. Total advertising costs charged to operations for 2000 and 1999 was $2,342,360 and $743,679.

         Product Development Costs

         In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," computer software costs incurred in the preliminary project stage, such as direct labor and related overhead, and purchased software and computer equipment from third parties, are expensed as incurred. SFAS No 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," does not materially affect the Company.

         Start-up Costs

         The Company accounts for start-up costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. During 2000, the Company charged off $923 of organization costs, which did not materially affect the financial statements.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Per Share of Common Stock

         Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 31, 1998. The Company believes that this interpretation will not have a significant effect on its consolidated financial statements.

         Foreign Currency Translations

         The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash and cash equivalents, marketable debt securities, deferred costs and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

         Business Segment Information

         The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The
         Company's reportable segments are geographic areas that provide Internet and other related services.

         Capital Structure

         The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

        Comprehensive Income

         In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company classifies translation adjustments as other comprehensive income and presents the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section in the balance sheet.

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 137 had no effect on the Company's financial statements.

         Pending Accounting Pronouncements

         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

         Reclassifications

         Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3 - INVESTMENTS

         All marketable debt securities were classified as held-to-maturity and carried at amortized cost. Investments at December 31, 2000, consisted of Canadian Guarantee Investment Certificate of $2,000 Canadian Dollars, or $1,333 U.S. Dollars with a maturity date of April 12, 2001. The estimated fair value approximated its amortized cost and therefore, there were no significant unrealized gains or losses. Accrued interest receivable at December 31, 2000 was $41.

         Investments at December 31, 1999, consisted of Canadian Treasury Securities of $316,349 Canadian Dollars, or $219,185 U.S. Dollars with a maturity date of May 25, 2000. Accrued interest receivable at December 31, 1999 was $5,884.

         Accrued interest on short term deposits at December 31, 2000 and 1999 was $6,590 and $10,194, respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4 - INVENTORY

         Inventory at December 31, 2000 and 1999 was $36,156 and $99,206, respectively, and consisted of Internet access cards, modems, and accessories.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                 2000                  1999
         Office Equipment                    $    230,809     $        8,586
         Equipment                              1,074,464            521,627
         Computer Software                         83,156                  0
         Furniture                                 28,912              5,445
         Total                                  1,417,341            535,668
         Less Accumulated Depreciation           (292,213)          (113,048)
         Net Book Value                       $ 1,125,128       $    422,620

         Depreciation expense charged to operations during 2000 and was $232,620 and 54,135, respectively.

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

NOTE 6 - CAPITAL LEASE OBLIGATION (CONTINUED)

         Total minimum lease payments for the year ended December 31:

         2001                                           $     67,247
         2002                                                 64,097
                                                       -------------
                                                             131,344
         Less:  Amount representing interest                  (7,439)
                                                       -------------
         Present value of minimum lease payment              123,905
         Less:  Current Portion                              (61,442)
                                                       -------------
         Noncurrent Portion                             $     62,463
                                                       =============

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - INCOME TAXES

         There is no current or deferred tax expense for the years ended December 31, 2000 and 1999 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

         Deferred Taxes                                  2000           1999
         Net Operating Loss Carryforwards            $ 269,996     $   198,408
         Valuation Allowance                          (269,996)       (198,408)
                                                    ------------   ------------
         Net Deferred Tax Assets                     $       0     $         0
                                                    ============   ============

         A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the year ended December 31, 2000 and 1999 is as follows:

         Statutory Federal Income Tax Rate           (34.0) %          (34.0%)
         Valuation Allowance                          34.0  %           34.0%
                                                   -----------        --------
         Effective Income Tax Rate                     0.0 %             0.0%
                                                   ===========        ========

         The Company has available net operating loss carryforwards of approximately $795,000 for tax purposes to offset future taxable income, which expire through 2020. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations.

         Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 8 - SEGMENT AND GEOGRAPHIC DATA

         The Company's reportable segments are geographic areas that provide Internet services and other related services to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                               China             Canada           Other                      Total
                     December 31, 2000
                     Revenue                             $    3,679,758       $      -         $        -              $ 3,679,758
                     Operating Income (Loss)                 (3,371,609)       (28,685)          (361,441)              (3,761,735)
                     Total Assets                             3,186,318         22,846          1,695,674                4,904,838
                     Capital Expenditures                     1,404,208          3,440              9,693                1,417,341
                     Depreciation/Amortization                  229,691            457              2,666                  232,814
                     Interest Income                              3,068             56            150,887                  154,011

                     December 31, 1999
                     Revenue                             $      894,203     $        0    $             0             $    894,203
                     Operating Income (Loss)                   (738,750)       (32,596)          (485,694)              (1,257,040)
                     Total Assets                             2,561,103         20,739          3,693,348                6,275,190
                     Capital Expenditures                       524,975          3,440              7,253                  535,668
                     Depreciation/Amortization                   52,323            596              1,262                   54,181
                     Interest Income                              2,239              0            170,774                  173,013



                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 9 - STOCK OPTIONS

         The Company granted incentive stock options exercisable during 1999 to certain directors, officers, and employees of the Company who contributed services to the Company. The status of options granted during the period are as follows:

                                                    Shares        Option Price
         Granted during 1999                      3,536,000      $  0.40-$1.30
         Exercised during 1999                   (1,400,000)     $  0.40
                                                  ----------
         Options outstanding at
          December 31, 1999 and 2000              2,136,000
                                                  ==========

         The weighted average exercise price of the options outstanding is and exercisable is $1.30 and the weighted average remaining contractual life is 3.9 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

         Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

 NOTE 9 - STOCK OPTIONS (CONTINUED)

         Net Loss                            2000                1999
                  As reported           $ (3,607,024)         $  (1,084,027)
                  Pro forma             $ (3,729,782)         $  (1,206,784)
         Net Loss Per Share
                  As reported           $      (0.17)         $       (0.06)
                  Pro forma             $      (0.17)         $       (0.06)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during 1999: dividend yield of 0%, expected volatility of 217%, risk-free interest rate of 5%, and an expected life of 5 years.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 10 - WARRANTS

         The Company issued 5,500,000 Series A warrants as part of the unit private placement in May 1999. Each Series A warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one (1) Series B warrant. The Series B warrant entitles the holder to purchase one (1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002.

         The Company also issued 385,000 Series A warrants as part of the unit private placement in May 1999 to Richco Investors, Inc. for services rendered in structuring and arranging the private placement. Each warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one (1) Series B warrant. The Series B warrant entitles the holder to purchase one (1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002.

         The warrants were not valued because the exercise price of the warrants exceeded the fair market value of the common stock at the date of issuance.

         On September 29, 2000, ten (10) Series A warrants were exercised at a price of $2.00 per share, or $20.

         As of the date of issuance of these financial statements, 5,884,990 Series A warrants are outstanding.

NOTE 11 - COMMITMENTS

         Operating leases - The Company leases office space under various operating leases expiring through July 2002. Total rent expense charged to operations during 2000 and 1999 was $430,367 and $15,143. Future minimum rental commitments are as follows: (2001: $206,648; and 2002:
         $47,838).

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 11 - COMMITMENTS (CONTINUED)

         Standby Letter of Credit - The Company issued a standby letter of credit in the sum of $100,000 as a security deposit to a domain name registrar in June 2000. The standby letter of credit is secured by the same amount of fixed deposit maintained at a bank and will expire on June 30, 2001.

         Consulting Agreements - The Company receives services provided by certain individuals under various consulting agreements, which have an initial term of one year with automatic one year renewals unless terminated by either party with thirty (30) days written notice. Future commitments for 2001 are approximately $36,000.

NOTE 12 - RELATED PARTY TRANSACTIONS

         The Company charged approximately $46,000 and $38,000 during 2000 and 1999, respectively, for consulting fees paid to certain individuals who are also officers or directors of the Company.

NOTE 13 - MAJOR CONTRACTS

         On January 31, 2000, the Company entered into an agreement with SINA Internet Information Service Ltd. for the purpose of promoting both company's products and services in China. The term of the contract is from March 10, 2000 to March 9, 2001. SINA agreed to purchase 14,000,000 hours of Internet access time valued at approximately $1,700,000. Included in Other Receivables and Deferred Revenue is $434,808 at December 31, 2000 representing revenues to be recognized under the contract.

NOTE 14 - SUBSEQUENT EVENTS

         On March 15, 2001, the Board of Directors of the Company adjusted the exercise price of the 5,884,990 Series A share purchase warrants outstanding to $1.00 per unit and extended their term to the earlier of March 31, 2003, or the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten (10) consecutive trading days.

         Additionally, the exercise price of the Series B share purchase warrant was adjusted to $1.50 each and the term extended to the earlier of March 31, 2004 or one year after the occurrence of the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten (10) consecutive trading days. Upon exercise of one Series B share purchase warrant at $1.50, the holder will receive one (1) common share of the Company