Form 10KSB/A
period 2000-12-31
XIN NET CORP
filed 2001-05-02
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                Amendment No. 1

                      FOR THE YEAR ENDED DECEMBER 31, 2000


      General Form for Registration of Securities of Small Business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.
             (Exact name of registrant as specified in this charter)

Florida                                              33-0751560
-------------------------------                      -------------------
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

DATE: May 1, 2001
                                             XIN NET CORP.

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

                              President, Director and            May 1, 2001
/s/S.Y. Marc Hung             Principal Accounting Officer
------------------
S.Y. Marc Hung

                              Secretary, Director and            May 1, 2001
/s/Ernest Cheung              Principal Financial Officer
-----------------
Ernest Cheung

/s/Xiao-qing Du               Director                           May 1, 2001
-----------------
Xiao-qing Du

/s/Maurice Tsakok             Director                           May 1, 2001
----------------
Maurice Tsakok

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


NOTE 13 - MAJOR CONTRACTS

          On January 31, 2000, the Company entered into an agreement with SINA Internet Information Service Ltd. for the purpose of promoting both companies' products and services in China. The term of the contract is from March 10, 2000 to March 9, 2001. Under the terms of the contract, SINA agreed to purchase 14,000,000 hours of Internet access time and included in deferred revenue at December 31, 2000 is $434,808 representing hours paid for but not used.


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