Form 10QSB
period 2001-03-31
XIN NET CORP
filed 2001-05-11
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2001

                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.
             (Exact name of registrant as specified in this charter)

                  Florida                         33-0751560
              -------------------------------     --------------------
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

As of March 31, 2001, there were 21,360,010 shares of $0.001 par value common stock outstanding

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                         XIN NET CORP. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                   AS AT MARCH 31, 2001 AND DECEMBER 31, 2000
                                  ( Prepared by management and without audit )
Stated in U.S. dollars                                          March 31, 2001             December 31, 2000
--------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
  Cash and Short term deposits                                 $  2,108,822            $            2,619,288
  Investments                                                             -                             1,333
  Accounts Receivables                                              809,096                           604,971
  Inventory                                                          32,474                            36,156
  Prepaid Expenses                                                  112,593                            46,146
  Accrued Interest Receivable                                         4,169                             6,631
  Deferred Costs                                                    442,023                           465,185
                                                                  -------------------- -----------------------
Total Current Assets                                              3,509,177                         3,779,710


Property and Equipment, Net (Note 5)                              1,122,215                         1,125,128
                                                                  -------------------- -----------------------
Total Assets                                                   $  4,631,392            $            4,904,838
                                                                  ==================== =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities                    688,443            $              511,693
  Unearned Revenue                                                2,508,471                         2,112,760
  Capital Lease Obligation, Current Portion (Note 6)                 59,309                            61,442
                                                                  -------------------- -----------------------
                                                                  3,256,223                         2,685,895

Capital Lease Obligation, Noncurrent Portion (Note 6)                44,231                            62,463

Commitments and Contingencies (Note 6, 10)                                -                                 -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 21,360,010 (1999: 21,360,000)           21,360                            21,360
  Additional Paid In Capital                                      7,214,045                         7,214,045
  Accumulated Deficit                                            (5,755,000)                       (4,926,669)
  Accumulated Other Comprehensive Income                           (149,467)                         (152,256)
                                                                  -------------------- -----------------------
Total Stockholders' Equity                                        1,330,938                         2,156,480
                                                                  -------------------- -----------------------

Total Liabilities and Stockholders' Equity                     $  4,631,392            $            4,904,838
                                                                  ==================== =======================

                                 See Accompanying Notes to Financial Statements

                                         XIN NET CORP. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                  (Prepared by management and without audited)
Stated in U.S. dollars                                                 2001                        2000
-----------------------------------------------------------------------------------------------------------

Revenue
  Internet Access Cards                                        $          433,701              $   230,387
  Domain Name Registration                                                488,842                  324,526
  E-Solutions                                                             186,989                   61,212
                                                              ---------------------------------------------
                                                                        1,109,532                  616,125

Cost of Revenue
  Internet Access Cards                                                    69,392                   64,402
  Domain Name Registration                                                272,861                   37,828
  E-Solutions                                                              10,505                       55
                                                              ---------------------------------------------
                                                                          352,758                  102,285

Gross Profit                                                              756,774                  513,840

Expenses
  Advertising and Promotion                                               386,628                  223,200
  Amortization                                                             66,815                   39,314
  General and Administrative                                              359,884                  305,813
  Salaries, wages and benefits                                            473,839                  113,881
  Telephone and Communication                                             326,651                  230,593
                                                              ---------------------------------------------
                                                                        1,613,817                  912,801
                                                              ---------------------------------------------
Operating Loss                                                           (857,043)                (398,961)

Other Income
   Interest income                                                         28,712                   48,090
                                                              ---------------------------------------------

Net Loss Available to Common Stockholders                      $         (828,331)             $  (350,871)
                                                              =============================================

Basic Loss per Common Shares                                   $            (0.04)              $    (0.02)
                                                              =============================================

Basic Weighted Average Common
Shares Outstanding                                                     21,360,003               21,360,000
                                                              =============================================

                                 See Accompanying Notes to Financial Statements

                                                   XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THREE-MONTH PERIOD ENDED MARCH 31, 2001 AND YEAR ENDED DECEMBER 31, 2000
                                            ( PREPARED BY MANAGEMENT AND WITHOUT AUDIT )

                                                                                                       ACCUMULATED
                                                             STOCK     ADDITIONAL                         OTHER
                                               COMMON      AMOUNT AT     PAID IN     ACCUMULATED      COMPREHENSIVE
STATED IN U.S. DOLLARS                         SHARES      PAR VALUE     CAPITAL       DEFICIT           INCOME            TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                     21,360,000    $  21,360  $ 7,214,025   $ (1,318,945)     $    (107,219)    5,809,221

Exercise of Warrant for cash at $2.00                  10            -           20                                              20
per share in September 2000

Loss for the year ended December 31, 2000                                               (3,607,724)                      (3,607,724)

Other Comprehensive Income : Translation                                                                      (45,037)      (45,037)
Adjustments
                                           -----------------------------------------------------------------------------------------
Balance, December 31, 2000                     21,360,010    $  21,360  $ 7,214,045   $ (4,926,669)     $    (152,256)  $ 2,156,480

Loss for the three months ended March
31, 2001                                                                                  (828,331)                        (828,331)

Other Comprehensive Income : Translation                                                                         2,789        2,789
Adjustments
                                           -----------------------------------------------------------------------------------------
Balance, March 31, 2001                        21,360,010    $  21,360  $ 7,214,045   $ (5,755,000)     $    (149,467)  $ 1,330,938
                                           =========================================================================================

                                           See Accompanying Notes to Financial Statements

                                          XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   ( Prepared by management and without audit )
Stated in U.S. dollars                                                                2001               2000
----------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                                          (828,331)         (350,871)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                     66,815            39,314
    Translation adjustments                                                            2,789            (2,609)
    Changes in assets and liabilities
      (Increase) Decrease in other receivables                                      (204,125)         (146,543)
      (Increase) Decrease in accrued interest receivable                               2,462                 -
      (Increase) Decrease in prepaid expenses                                        (66,447)          (75,803)
      Decrease (Increase) in inventory                                                 3,682            68,863
      (Increase) Decrease in deferred costs                                           23,162                 -
      (Decrease) in accounts payable                                                 176,750            39,871
      Increase in unearned revenue                                                   395,711            68,772
                                                                               ---------------------------------
  Net cash provided by (used in) operating activities                               (427,532)         (359,006)
                                                                               ---------------------------------

Cash flows from investing activities
  Purchases of property and equipment                                                (63,902)         (191,952)
  Reduction (Purchases) of investments                                                 1,333                 -
                                                                               ---------------------------------
  Net cash flows used in investing activities                                        (62,569)         (191,952)
                                                                               ---------------------------------

Cash flows from financing activities
  Principal payments on capital lease obligations                                    (20,365)          (12,225)
                                                                               ---------------------------------
  Net cash flows provided by (used in) financing activities                          (20,365)          (12,225)
                                                                               ---------------------------------

Increase (Decrease) in cash and cash equivalents                                    (510,466)         (563,183)

Cash and cash equivalents - beginning of period                                    2,619,288         5,512,614

                                                                               ---------------------------------
Cash and cash equivalents - end of period                                          2,108,822         4,949,431
                                                                               =================================


                                  See Accompanying Notes to Financial Statements


                                          XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
                                   ( Prepared by management and without audit )

  Stated in U.S. dollars                                                         2001             2000
  ---------------------------------------------------------------------------------------------------------

  Supplemental Information :

  Cash paid for :
      Interest                                                                 $  3,133           $  4,563
      Income taxes                                                                    -                  -




                                  See Accompanying Notes to Financial Statements

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                  ( Prepared by management and without audit )


1        Basis of Presentation

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2000 included in its Annual Report on Form 10-KSB.

     The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.


2        Inventory

     Inventory at March 31, 2001, of $32,474, consists of modems, Internet access cards and accessories.


3        Capital Lease Obligation

     The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,330 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                  ( Prepared by management and without audit )


3        Capital Lease Obligation (Continued)

                Total minimum lease payments
                for the year ended March 31

                                       2001             $                63,956
                                       2002                              44,827
                                                         -----------------------
                                                                        108,783
                Less : Amount representing interest                      (5,243)
                                                         -----------------------
                Present value of minimum lease payment                  103,540
                Less : Current portion                                  (59,309)
                                                         -----------------------
                                                        $                44,231
                                                         =======================


4        Earnings Per Share

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

     The following table sets forth the computations of shares and net earnings used in the calculation of basic earnings per share for the quarters ended March 31, 2001 and 2000 :

                                                         Three months ended
                                                       03/31/01        03/31/00

         Net income (loss) for the period            $ (828,331)     $ (350,871)

         Weighted-average shares outstanding         21,360,003      21,360,000

         Basic earnings per share                      $  (0.04)       $  (0.02)
                                                      =========       =========

         Diluted earnings per share                    $  (0.04)       $  (0.02)
                                                      =========       =========

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                  ( Prepared by management and without audit )


4        Earnings Per Share (Continued)

     Due to the loss for the three-month periods ended March 31, 2001 and 2000, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.


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

                               China            Canada       Other       Total

For the three months ended March 31, 2001


Revenue                       1,109,532              -            -   1,109,532

Operating Income (Loss)        (777,685)        (6,234)     (73,124)   (857,043)

Total Assets                  3,146,529         34,123    1,450,740   4,631,392


For the three months ended March 31, 2000

Revenue                         616,125              -            -     616,125

Operating Income (Loss)        (298,954)        (5,881)     (94,126)   (398,961)

Total Assets                  2,675,721         11,134    3,331,273   6,018,128

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000

                  ( Prepared by management and without audit )


6        Total Amount Advanced to Joint Venture

     As at March 31, 2001, the total amount advanced to the joint venture project is $3,065,622.


7        Property and Equipment

           Property and equipment consists of the following :

                                           March 31, 2001      December 31, 2000


           Office equipment                       232,585               230,809
           Equipment                            1,136,401             1,074,464
           Computer software                       83,299                83,156
           Furniture                               28,912                28,912
                                           -------------------------------------
           Total                                1,481,197             1,417,341
           Less : Accumulated depreciation       (358,982)             (292,213)
                                           -------------------------------------
           Net book value                       1,122,215             1,125,128
                                           =====================================


     The depreciation expense charged to operations for the three-month period is $66,815.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The information presented here should be read in conjunction with Xin Net Corp.'s consolidated financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $2,108,822 at March 31, 2001.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the first quarter of 2001. It has equipment of $1,122,215 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

     At the end of the quarter, it had $3,509,177 in current assets and current liabilities of $3,256,223.

     The cash capital at the end of the quarter of $2,108,822 will be used to fund continued operations. The Company has material commitments to expend funds to cover operating expenses of operations in China. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

     Net cash flows used in operating activities increased to $427,532 in the first quarter in 2001 from $359,006 in the corresponding quarter in 2000. The increase in unearned revenue to $395,711 in the quarter in 2001 from $68,772 in the corresponding quarter in 2000, the increase in accounts payable to $176,750 from $39,871, the increase in other receivables to $204,125 from $146,543, and the decrease in inventory to $3,682 from $68,863 are the main contributing factors to the change in cash flow used in operations in first quarter 2001 as compared to first quarter 2000. Net cash flow used in investing decreased to $62,569 in first quarter 2001 as compared $191,952 in first quarter 2000 mainly due to purchases of equipment, which decreased to $63,902 in first quarter 2001 from $191,952 in first quarter 2000. Net cash flow used in financing activities increased to $20,365 in first quarter 2001, compared to $12,225 in first quarter 2000.

Changes in Financial Condition:

     At the end of the first quarter 2001 Company assets had decreased to $4,631,392 compared to $4,904,838 at year-end 2000. The current assets totaled $3,509,177 at the end of first quarter 2001 compared to $3,779,710 at year-end 2000. Total liabilities at end of first quarter 2001 were $3,300,454 compared to $2,748,358 at year-end 2000. At March 31,2001 the Company had $2,108,822 in cash compared to $2,619,288 at year-end 2000.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2000.

     The Company achieved revenues of $1,109,532 in first quarter 2001 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $616,125 in first quarter 2000. The Company had cost of revenues of $352,758 in first quarter 2001, as compared to $102,285 in first quarter 2000. Gross profit in first quarter 2001 was $756,774 compared to $513,840 in first quarter 2000. The Company incurred operating expenses of $1,613,817 in first quarter 2001 compared to operating expenses of $912,801 in first quarter 2000. Operating loss for first quarter 2001 was $857,043 in contrast to the first quarter 2000 operating loss of $398,961. The company had interest income of $28,712 in first quarter 2001 and $48,090 in first quarter 2000. The net loss in first quarter 2001 was $828,331 ($0.04/share) compared to the net loss in first quarter 2000 of $350,871 ($0.02/share).

     Revenues (excluding unearned or deferred revenue) increased from $616,125 in first quarter 2000 to $1,109,532 in first quarter 2001 mainly due to increased fees from dial-up access & e-mail subscribers, registration fees derived from the online domain name registration business and e-commerce solutions.

     Operating expenses increased to $1,613,817 in first quarter 2001 from $912,801 in first quarter 2000. During the year 2000, the Company expanded its business in China and undertook an aggressive marketing effort in order to develop a brand name. This initiative caused a significant increase in business development expenditure during the year 2000 which continued, albeit at a lesser rate, in the first quarter of the current year. The biggest increases were "Salaries, wages and benefits" which increased to $473,839 in first quarter 2001 from $113,881 in first quarter 2000; "Advertising and promotion" which rose to $386,628 in first quarter 2001 from $223,200 in first quarter 2000 and "Telephone and communication" which increased to $326,651 in first quarter 2001 compared to $230,593 in first quarter 2000.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2001. (incorporated by reference)

                                    None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 10, 2001

                                          XIN NET CORP.



                                          by:/s/Marc Hung
                                          Marc Hung, President