Form 10QSB
period 2001-06-30
XIN NET CORP
filed 2001-08-13
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended: June 30, 2001

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

As of June 30, 2001, there were 21,360,010 shares of $0.001 par value common stock outstanding

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                         XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                    AS AT JUNE 30, 2001 AND DECEMBER 31, 2000
                                  ( Prepared by management and without audit )

STATED IN U.S. DOLLARS                                                 JUNE 30, 2001         DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and Short term deposits                              $              1,903,780        $        2,619,288
  Investments                                                                  1,318                     1,333
  Accounts Receivables                                                       518,411                   604,971
  Other Receivables                                                            7,283                     6,631
  Inventory                                                                        -                    36,156
  Prepaid Expenses                                                            88,341                    46,146
  Deferred Costs                                                             488,143                   465,185
                                                             ------------------------       -------------------
TOTAL CURRENT ASSETS                                                       3,007,276                 3,779,710
PROPERTY AND EQUIPMENT, NET (NOTE 2)                                       1,055,513                 1,125,128
                                                             ------------------------       -------------------
TOTAL ASSETS                                                $              4,062,789        $        4,904,838
                                                             ========================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts Payable and Other Accrued Liabilities            $                748,935        $          511,693
  Unearned Revenue                                                         2,216,705                 2,112,760
  Security Deposit  (Note 4)                                                 100,000                         -
  Capital Lease Obligation, Current Portion (Note 3)                          92,560                    61,442
                                                             ------------------------       -------------------
                                                                           3,158,200                 2,685,895

CAPITAL LEASE OBLIGATION, NONCURRENT PORTION                                       -                    62,463
COMMITMENTS AND CONTINGENCIES (NOTES 3,4)                                          -                         -

STOCKHOLDERS' EQUITY
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 21,360,010                                       21,360                    21,360
  Additional Paid In Capital                                               7,214,045                 7,214,045
  Accumulated Deficit                                                     (6,178,290)               (4,926,669)
  Accumulated Other Comprehensive Income                                    (152,526)                 (152,256)
                                                             ------------------------       -------------------
TOTAL STOCKHOLDERS' EQUITY                                                   904,589                 2,156,480
                                                             ------------------------       -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $              4,062,789        $        4,904,838
                                                             ========================       ===================

                                             XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Prepared by management and without audit)

                                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
STATED IN U.S. DOLLARS                                   2001               2000                2001              2000
-------------------------------------------------------------------------------------------------------------------------
REVENUE
  Domain Name Registration                           $   599,036        $  174,684         $ 1,087,878       $   499,210
  E-Solutions                                            269,131           122,239             456,120           183,451
                                             --------------------------------------  ------------------------------------
                                                         868,167           296,923           1,543,998           682,661
COST OF REVENUE
  Domain Name Registration                               229,494           112,729             502,355           150,557
  E-Solutions                                             14,764             9,402              25,269             9,457
                                             --------------------------------------  ------------------------------------
                                                         244,258           122,131             527,624           160,014

GROSS PROFIT                                             623,909           174,792           1,016,374           522,647

EXPENSES
  Advertising and promotion                              104,198           256,322             238,948           387,864
  Amortization                                            47,685            52,812              93,972            87,521
  General and administrative                             260,630           400,887             538,844           625,944
  Salaries, wages and benefits                           387,910           150,473             812,363           236,141
  Telephone and communication                             48,868            14,920             182,557           110,931
                                             --------------------------------------  ------------------------------------
                                                         849,291           875,414           1,866,684         1,448,401
                                             --------------------------------------  ------------------------------------

OPERATING LOSS                                          (225,382)         (700,622)           (850,310)         (925,754)
OTHER INCOME
   Interest income                                        12,805            41,663              41,517            89,753
                                             --------------------------------------  ------------------------------------
LOSS FROM CONTINUING OPERATIONS                         (212,577)         (658,959)           (808,793)         (836,001)
LOSS FROM DISCONTINUED OPERATIONS -
INTERNET ACCESS CARD SERVICES (NOTE 4)                  (210,713)         (282,629)           (442,828)         (456,458)
                                             --------------------------------------  ------------------------------------
NET LOSS AVAILABLE TO COMMON
STOCKHOLDERS                                         $  (423,290)       $ (941,588)        $(1,251,621)      $(1,292,459)
                                             ======================================  ====================================
BASIC AND DILUTED LOSS FROM CONTINUING
OPERATIONS PER SHARE (NOTE 5)                        $     (0.01)       $    (0.03)        $     (0.04)      $     (0.04)
                                             ======================================  ====================================
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING (NOTE 5)                    21,360,010        21,360,000          21,360,010        21,360,000
                                             ======================================  ====================================

                                              XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
                                       ( Prepared by management and without audit )

                                                                                                ACCUMULATED
                                                 STOCK      ADDITIONAL                             OTHER
                                   COMMON      AMOUNT AT      PAID IN         ACCUMULATED      COMPREHENSIVE
STATED IN U.S. DOLLARS             SHARES      PAR VALUE      CAPITAL           DEFICIT           INCOME          TOTAL
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999        21,360,000    $ 21,360    $ 7,214,025     $ (1,318,945)    $   (107,219)   $ 5,809,221

Exercise of Warrant for cash at
$2.00 per share in                        10           -             20                                               20
September 2000

Loss for the year ended
December 31, 2000                                                             (3,607,724)                     (3,607,724)

Other Comprehensive Income :
Translation                                                                                       (45,037)       (45,037)
Adjustments
                                -----------------------------------------------------------------------------------------
Balance, December 31, 2000        21,360,010      21,360      7,214,045       (4,926,669)        (152,256)     2,156,480

Loss for the six months ended
June 30, 2001                                                                 (1,251,621)                     (1,251,621)

Other Comprehensive Income :
Translation                                                                                          (270)          (270)
Adjustments

                                -----------------------------------------------------------------------------------------

Balance, June 30, 2001            21,360,010    $ 21,360    $ 7,214,045     $ (6,178,290)    $   (152,526)   $   904,589
                                =========================================================================================

                                    XIN NET CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                             ( Prepared by management and without audit )

STATED IN U.S. DOLLARS                                                   2001               2000
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $(1,251,621)       $(1,292,459)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                       135,028             87,521
    Translation adjustments                                                (270)           (21,624)
    Changes in assets and liabilities
      Decrease in accounts receivables                                   86,560             11,977
      Increase in other receivables                                        (652)                 -
      Increase in prepaid expenses                                      (42,195)          (210,754)
      Decrease in inventory                                              36,156             76,638
      Increase in deferred costs                                        (22,958)                 -
      Increase in accounts payable                                      237,242            128,077
      Increase in unearned revenue                                      103,945            291,903
      Increase in securtiy deposit                                      100,000                  -
                                                             --------------------   ----------------
  Net cash used in operating activities                                (618,765)          (928,721)
                                                             --------------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                                   (65,413)          (580,243)
  Reduction in investment                                                    15                  -
  Increase in organizational costs                                            -             (1,269)
                                                             --------------------   ----------------
  Net cash flows used in investing activities                           (65,398)          (581,512)
                                                             --------------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligations                       (31,345)           (29,774)
                                                             --------------------   ----------------
  Net cash flows used in financing activities                           (31,345)           (29,774)
                                                             --------------------   ----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (715,508)        (1,540,007)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       2,619,288          5,512,614
                                                             --------------------   ----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 1,903,780        $ 3,972,607
                                                             ====================   ================


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                  ( Prepared by management and without audit )

STATED IN U.S. DOLLARS                            2001                  2000
-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION :

Cash paid for :
    Interest                                  $  6,000              $  9,299

    Income taxes                                     -                     -

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

2        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following :

                                             JUNE 30, 2001    DECEMBER 31, 2000
                                           ------------------------------------
           Office equipment                     $  232,811       $     230,809

           Equipment                             1,137,765           1,074,464
           Computer software                        83,299              83,156

           Furniture                                28,912              28,912
                                           ------------------------------------
           Total                                 1,482,787           1,417,341

           Less : Accumulated depreciation        (427,274)           (292,213)
                                           ------------------------------------
           Net book value                      $ 1,055,513       $   1,125,128
                                           ====================================

         The   depreciation   expense  charged  to  continuing   operations  and
         discontinued operations for the six-month period is $93,972 and $41,056 respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )

3        CAPITAL LEASE OBLIGATION

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,330 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                Total minimum lease payments
                For the year ended June 30

                                       2002                         $   96,593
                Less : Amount representing interest                     (4,033)
                                                                    ------------
                Present value of minimum lease payment                  92,560
                Less : Current portion                                 (92,560)
                                                                    ------------
                                                                    $        -
                                                                    ============


4        DISCONTINUED OPERATIONS

         The Board of Directors of the Company decided to discontinue the unprofitable internet access provision ("ISP") services in the People's Republic of China ("P.R.C."). The Company's joint venture partner, Xin Hai Technology Development Ltd., has signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, P.R.C. for a sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval at the Annual General Meeting planned for September 2001. $100,000 and $50,000 have been received as a security deposit for the transaction on June 22, 2001 and July 12, 2001 respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )


4        DISCONTINUED OPERATIONS (CONTINUED)

         The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, are as follows :

         Sales proceeds                                             $  700,000
         Less : Capital assets                          $ 320,771
                    Accounts receivable                   290,016
                                                    -------------
                                                                      (610,787)

         Add : Unearned revenue                                        316,627
                                                                   -------------
         Gain on disposal of ISP business                           $  405,840
                                                                   =============


         The results of the  discontinued ISP operations for the three-month and six-month periods ended June 30, 2001 and 2000 are as follows :
                                              Three months ended                 Six months ended
                                          6/30/2001       6/30/2000          6/30/2001        6/30/2000
                                          ---------       ---------          ---------        ---------

         Revenue                          $ 398,995       $ 566,293         $  832,696      $   796,680

         Operating costs                   (609,708)       (848,922)        (1,275,524)      (1,253,138)

                                        -------------------------------  ----------------------------------
         Net loss                         $(210,713)      $(282,629)        $ (442,828)     $  (456,458)
                                        ===============================  ==================================

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )

5        BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         Basic  earnings  (loss) per share are computed by dividing net earnings
         (loss) available to common stockholders by the weighted-average  number of common shares  outstanding  during the period.  Diluted earnings per share  is  computed  by  dividing  net  earnings  available  to  common
         stockholders   by  the   weighted-average   number  of  common   shares
         outstanding  during  the  period  increased  to  include  the number of
         additional   common  shares  that  would  have  been   outstanding   if
         potentially dilutive common shares had been issued.

         The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the quarters ended June 30, 2001 and 2000 :

                                                       Three months ended            Six months ended
                                                     6/30/2001    6/30/2000       6/30/2001     6/30/2000
                                                     ---------    ---------       ---------     ---------

         Net loss from continuing operations       $  (212,577) $  (658,959)    $  (808,793)  $  (836,001)

         Weighted-average shares outstanding        21,360,010   21,360,000      21,360,010    21,360,000

         Effect of dilutive securities :
         Dilutive options                                    -            -               -             -
         Dilutive warrants                                   -            -               -             -
                                                 --------------------------- ------------------------------
         Dilutive potential common shares                    -            -               -             -
                                                 --------------------------- ------------------------------

         Adjusted weighted-average shares
            and assumed conversions                 21,360,010   21,360,000      21,360,010    21,360,000

         Basic loss from continuing operations
         per share                                 $     (0.01) $     (0.03)     $    (0.04)  $     (0.04)
                                                 =========================== ==============================

         Diluted loss from continuing operations
         per share                                 $     (0.01) $     (0.03)     $    (0.04)  $     (0.04)
                                                 =========================== ==============================


         Due to the loss for the three-month periods and six-month periods ended June 30, 2001 and 2000, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )

6        TOTAL AMOUNT ADVANCED TO JOINT VENTURE

         As at June 30, 2001, the total amount advanced to the joint venture project is $3,153,484.

7        SEGMENT AND GEOGRAPHIC DATA

         The Company's  reportable  segments are  geographic  areas that provide
         internet-related   services  and  products  to  the  Chinese   markets.
         Summarized  financial  information  concerning the Company's reportable segments is shown in the following  table.  The "Other" column includes corporate  related items,  and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

                                               CHINA            CANADA            OTHER              TOTAL

         FOR THREE MONTHS ENDED JUNE 30, 2001
         ------------------------------------
         Revenue from continuing
            operations                     $  868,167                -                  -        $   868,167


         Operating loss                     (179,066)           (3,424)           (42,892)          (225,382)


         Total assets                       2,765,298           22,797          1,274,694          4,062,789

         FOR THREE MONTHS ENDED JUNE 30, 2000
         ------------------------------------
         Revenue from continuing
            operations                     $  296,923                -                  -        $   296,923


         Operating loss                      (641,116)          (3,656)           (55,850)          (700,622)


         Total assets                       2,654,098           29,014          2,668,201          5,351,313


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )

7        SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
                                               CHINA            CANADA            OTHER              TOTAL

         FOR SIX MONTHS ENDED JUNE 30, 2001
         ----------------------------------
         Revenue from continuing
            operations                    $ 1,543,998                -                  -        $ 1,543,998


         Operating loss                      (764,315)          (6,541)           (79,454)          (850,310)


         Total assets                       2,765,298           22,797          1,274,694          4,062,789

         FOR SIX MONTHS ENDED JUNE 30, 2000
         ----------------------------------
         Revenue from continuing
            Operations                    $   682,661                -                  -        $   682,661


         Operating loss                      (816,245)          (6,597)          (102,912)          (925,754)


         Total assets                       2,654,098           29,014          2,668,201          5,351,313


8        SUBSEQUENT EVENTS

         On July 31, 2001, the Company signed a letter of intent to acquire 100% ownership of ProtectServe Pacific Ltd. ("PSP"), a privately-owned company based in Hong Kong. PSP is an innovative developer and provider of state-of-the-art web-based surveillance, monitoring and control systems.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

                  ( Prepared by management and without audit )

8        SUBSEQUENT EVENTS (CONTINUED)

         Prior to a formal purchase agreement being signed, the Company may make cash loans to PSP in order to allow it to begin implementing its expansion plan. After a formal agreement to purchase PSP has been signed, the Company will issue 4.2 million restricted common shares to PSP, in exchange of 100% of ownership of PSP, and PSP will nominate 3 new members to sit on the Company's Board of Directors. These directors will be slated for election at the Company annual general meeting ("AGM") currently being planned for September 2001. In addition, contingent upon performance criteria, the Company will grant to PSP stock purchase options at the nominal price of $0.001 per option. The exact amount of such options to be granted, to a maximum amount of approximately 18 million, will be determined by the level of net income achieved by PSP for the 12-month period ending on June 30, 2002.

         The Company also intends to transfer its current business assets and liabilities, except for cash $800,000 (which will be used to manage and expand PSP operations), to a new US-incorporated company and distribute by way of a dividend this new company's shares, on a pro-rata basis, to the shareholders of the Company as of the record date for the AGM.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
--------------------------------------------------------------------------------

         The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," and "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

         On June 22, 2001 the Company, through Xin Hai Technology Development Ltd., (Xin Hai) its Chinese joint venture partner, entered into an "Assets Transfer Agreement" under which the Company has agreed to transfer all the assets of the ISP (Internet Access Provision) operations in China to a Beijing-based Chinese company. The transfer includes all transferable permits, equipment, agency contracts, customers, accounts, employees and operations. The price for the transfer of assets by the Company is $700,000 payable to the Company in Renminbi at the official exchange rate, as thus: $350,000 payable as a deposit upon signing with $350,000 to be paid upon receipt of shareholder approval of the asset transfer by Company shareholders. (Xin Hai has subsequently agreed to different terms regarding the payment of the deposit:
$100,000 has been received on June 22, 2001 and an additional sum of $50,000 has been received on July 12, 2001. The balance of $200,000 is to be received in August 2001). The Company has agreed to assign Logo, lines, numbers, locations and all accounts and assets and has agreed not to compete in China in the ISP business. No fixed debt is assumed by purchaser, but ongoing contracts for Internet access provision, ... etc, will be assumed by buyer. The Company filed the "Assets Transfer Agreement" with the Securities and Exchange Commission
(SEC) in its July 12, 2001 8-K/A Amended Current Report.

         On July 31, 2001 the Company signed a letter of intent to acquire 100% ownership of Protectserve Pacific Ltd. ("PSP"), a privately-owned company based in Hong Kong. PSP is an innovative developer and provider of state-of-the-art web-based surveillance, monitoring & control systems. Prior to a formal purchase agreement being signed, the Company may make cash loans to PSP in order to allow it to begin its expansion plan. After a formal agreement to purchase PSP has been signed, the Company will issue 4.2 million restricted common shares to PSP, in exchange of 100% of ownership of PSP, and PSP will nominate 3 new members to sit on the Company's Board of Directors. These directors will be slated for election at the Company annual general meeting (AGM) currently being planned for September 2001. In addition, contingent upon performance criteria, the Company will grant to PSP stock purchase options at the nominal price of $0.001 per option. The exact amount of such options to be granted, to a maximum amount of approximately 18 million, will be determined by the level of net income achieved by PSP for the 12-month period ending June 30, 2002. The Company also intends to transfer its current business assets and liabilities, except for cash $800,000 (which will be used to manage and expand PSP operations), to a new US-incorporated company and distribute by way of a dividend this new company's shares, on a pro-rata basis, to the Company shareholders as of the record date for the AGM. The Company filed the letter of intent in its August 3, 2001 8-K Current Report to the SEC.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash capital of $1,903,780 at June 30, 2001.

         The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during second quarter of 2001. It has equipment of $1,055,513 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

         At the end of the quarter, it had $3,007,276 in current assets and current liabilities of $3,158,200.

         Of the $1,903,780 cash capital at the end of the quarter, an amount of $1,103,780 will be used to fund the continuing operations of domain name registration services and e-solutions. The balance of $800,000 will be set aside to be used in the management and expansion of Protectserve Pacific Ltd. business (reference: letter of intent signed on July 31, 2001). The Company has material commitments to expend funds to cover operating expenses of current operations in China. The trend of operating losses could continue due to the Company not being able to increase revenue sufficiently and/or reduce operating costs to a level such that current operations may break even or turn a profit.

         Net cash flows used in operating activities decreased to $618,765 in the first six months in 2001 from $928,721 in the corresponding period in 2000. The three largest changes which contributed to this result were: the increase in accounts payable ($237,242 in the period in 2001 compared to $128,077 in the same period in 2000), the increase in unearned revenue ($103,945 in the six month period in 2001 compared to $291,903 in the same period in 2000) and the increase in prepaid expenses ($42,195 in the period in 2001 compared to $210,754 in the same period in 2000). Net cash flow used in investing decreased to $65,398 in the six month period in 2001 as compared $581,512 in the corresponding period in 2000 mainly due to purchases of equipment, which decreased to $65,413 in the six month period 2001 from $580,243 in the same period in 2000. Net cash flow used in financing activities increased marginally to $31,345 in the period in 2001, compared to $29,774 in the corresponding period in 2000.

Changes in Financial Condition:

         At the end of the second quarter 2001, Company assets had decreased to $4,062,789 compared to $4,904,838 at year-end 2000. Current assets totaled $3,007,276 at the end of the second quarter 2001 compared to $3,779,710 at year-end 2000. Total liabilities at end of second quarter 2001 were $3,158,200 compared to $2,748,358 at year-end 2000. At June 30, 2001 the Company had $1,903,780 in cash compared to $2,619,288 at year-end 2000.

Need for Additional Financing:

         The Company has sufficient capital to meet its current cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. It may have to seek loans or equity placements to cover future cash needs to continue expansion of business. There is no assurance, however, that the available funds will ultimately prove to be adequate to continue Company business and its needs for additional financing are likely to persist.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

         If future revenue declines, or operations are unprofitable, it will be forced to finance its current operations through the sale of assets it has (reference: ISP "Assets Transfer Agreement" signed on June 22, 2001), or enter into the sale of stock for additional capital, none of which may be feasible when needed. Besides the acquisition of Hong Kong-based Protectserve Pacific Ltd. (reference: letter of intent signed on July 31, 2001), the Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2000.

Discontinued Operations: Internet Access Provision ("ISP") Operations

         The Company phased out and eventually discontinued its ISP services in China during second quarter 2001. Revenue generated by ISP operations totaled $398,995 in the quarter compared to $566,293 in the corresponding quarter in 2000. ISP operating costs were $609,708 in second quarter 2001 compared to ISP operating costs of $848,922 in the same period in 2000. Resulting ISP net loss amounted to $210,713 in second quarter 2001 compared to ISP net loss of $282,629 in the same period in 2000.

Continuing Operations: Domain Name Registration Services and E-Solutions (Web Site Design & Hosting, and E-Commerce Platforms)

         The Company achieved revenue of $868,167 in second quarter 2001 as compared to revenue of $296,923 in second quarter 2000. The Company had cost of revenue of $244,258 in the period in 2001, as compared to $122,131 in the same period in 2000. Gross profit in second quarter 2001 was $623,909 compared to $174,792 in second quarter 2000. The Company incurred operating expenses of $849,291 in second quarter 2001 compared to operating expenses of $875,414 in second quarter 2000. Operating loss for second quarter 2001 was $225,382 in contrast to same period 2000 operating loss of $700,622. The Company had interest income of $12,805 in second quarter 2001 and $41,663 in second quarter 2000. The net loss from continuing operations in second quarter 2001 was $212,577 ($0.01/share) compared to the net loss in second quarter 2000 of $658,959 ($0.03/share).

         Revenues increased to $599,036 in second quarter 2001 from 174,684 in second quarter 2000 for domain name registrations, and to $269,131 in second quarter 2001 from $122,239 in the same quarter in 2000 for e-solutions.

         Operating expenses decreased to $849,291 in second quarter 2001 from $875,414 in second quarter 2000. The largest changes were: advertising and promotion decreased to $104,198 in second quarter 2001 compared to $256,322 in second quarter 2000; general and administrative expenses decreased to $260,630 in second quarter 2001 from $400,887 in the corresponding period in 2000; salaries, wages and benefits increased to $387,910 in the period in 2001 from $150,473 in the same period in 2000; and telephone and communication" expenses increased to $48,868 in second quarter 2001 from $14,920 in the corresponding quarter in 2000.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2000.

Discontinued Operations: Internet Access Provision ("ISP") Operations

         Revenue generated by ISP operations totaled $832,696 in the six month period in 2001 compared to $796,680 in the corresponding period in 2000. ISP operating costs were $1,275,524 in first six month period in 2001 compared to ISP operating costs of $1,253,138 in the same period in 2000. Resulting ISP net loss for amounted to $442,828 in first six month period in 2001 compared to ISP net loss of $456,458 in the same period in 2000.

Continuing Operations: Domain Name Registration Services and E-Solutions (Web Site Design & Hosting, and E-Commerce Platforms)

         The Company achieved revenue of $1,543,998 in first six months of 2001 as compared to revenue of $682,661 in the corresponding period in 2000. The Company had cost of revenue of $527,624 in the period in 2001, as compared to $160,014 in the same period in 2000. Gross profit in the six month period in 2001 was $1,016,374 compared to $522,647 in the corresponding period in 2000. The Company incurred operating expenses of $1,866,684 in the period in 2001 compared to operating expenses of $1,448,401 in the corresponding period in 2000. Operating loss for the six month period in 2001 was $850,310 in contrast to same period 2000 operating loss of $925,754. The Company had interest income of $41,517 in the period in 2001 and $89,753 in the corresponding period in 2000. The net loss from continuing operations in the six month period in 2001 was $808,793 ($0.04/share) compared to the net loss in the corresponding period in 2000 of $836,001 ($0.04/share).

         Revenues increased to $1,087,878 in the six month period in 2001 from $499,210 in the corresponding period in 2000 for domain name registrations, and to $456,120 in second quarter 2001 from $183,451 in the same quarter in 2000 for e-solutions.

         Operating expenses increased to $1,866,684 in the period in 2001 from $1,448,401 in the corresponding period in 2000. The largest changes were: advertising and promotion decreased to $238,948 in the first six months in 2001 compared to $387,864 in the same six months in 2000; general and administrative expenses decreased to $538,844 in the period in 2001 from $625,944 in the corresponding period in 2000; salaries, wages and benefits increased to $812,363 in the period in 2001 from $236,141 in the same period in 2000; and telephone and communication" expenses increased to $182,557 in the period in 2001 from $110,931 in the corresponding period in 2000.

Future Trends:

         The Company has  discontinued  its Internet access  provision  services
(ISP) in order to help buck the trend of operating losses. The sale of its ISP assets, as referred to earlier, if and when approved by Company shareholders, would provide additional cash to fund ongoing operations and a certain measure of expansion.

         The Company has implemented cost-saving measures which have produced notable results in second quarter 2001. While revenue increased by 28.5% to $868,167 in second quarter 2001 from $675,831 in the first quarter in 2001, expenses decreased by 16.5 % to $849,291 in second quarter 2001 from $1,017,393 in the first quarter 2001. Resulting loss from continuing operations for second quarter 2001 was $212,577 ($0.01/share) compared to loss of $596,216 ($0.03/share) for the first quarter 2001.

         In spite of increasing revenue and taking measures to control expenses, which have produced notable results in second quarter 2001, operating losses may still continue from current domain name registration and E-solutions business. The Company cannot assure that any profit on revenue can occur in the future.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2001. (incorporated by reference)

                                8-K filed May 23, 2001
                                8-K filed June 27, 2001

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 13, 2001

                                          XIN NET CORP.



                                          by:/s/Marc Hung
                                          Marc Hung, President