Form 10QSB
period 2001-09-30
XIN NET CORP
filed 2001-11-09
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

For Quarter Ended                                        Commission File Number
September 30, 2001                                              0-26559


                                  XIN NET CORP.
                             ---------------------
             (Exact name of registrant as specified in its charter)



         Florida                                         330-751560
         -------                                         ----------
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

                       21,360,010 as of September 30, 2001

ITEM 1.  FINANCIAL STATEMENTS





                                  XIN NET CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                            (Stated in U.S. dollars)

                                   (Unaudited)



                                      XIN NET CORP. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                              AS AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                               ( Prepared by management and without audit )

Stated in U.S. dollars                                        September 30, 2001          December 31, 2000
------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
  Cash and Short term deposits                          $              1,682,424  $               2,619,288
  Investments                                                              1,267                      1,333
  Accounts Receivables                                                   482,422                    604,971
  Other Receivables                                                        1,713                      6,631
  Loan to ProtectServe Pacific Ltd.                                      300,000                          -
  Inventory                                                                    -                     36,156
  Prepaid Expenses                                                        50,116                     46,146
  Deferred Costs                                                         475,059                    465,185
                                                         ------------------------  -------------------------
Total Current Assets
                                                                       2,993,001                  3,779,710

Property and Equipment, Net (Note 2)                                   1,041,888                  1,125,128
                                                         ------------------------  -------------------------
Total Assets                                            $              4,034,889  $               4,904,838
                                                         ========================  =========================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities        $                666,318  $                 511,693
  Unearned Revenue                                                     2,170,488                  2,112,760
  Security Deposit  (Note 4)                                             500,000                          -
  Capital Lease Obligation, Current Portion (Note 3)                      74,274                     61,442
                                                         ------------------------  -------------------------
                                                                       3,411,080                  2,685,895
Capital Lease Obligation, Noncurrent Portion                                   -                     62,463

Commitments and Contingencies (Notes 3,4)                                      -                          -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 21,360,010                                   21,360                     21,360
  Additional Paid In Capital                                           7,214,045                  7,214,045
  Accumulated Deficit                                                (6,461,452)                (4,926,669)
  Accumulated Other Comprehensive Income                               (150,144)                  (152,256)
                                                         ------------------------  -------------------------
Total Stockholders' Equity
                                                                         623,809                  2,156,480
                                                         ------------------------  -------------------------
Total Liabilities and Stockholders' Equity              $              4,034,889  $               4,904,838
                                                         ========================  =========================


                             See accompanying notes



                                                XIN NET CORP. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Prepared by management and without audit)

                                                     Three Months Ended September 30,       Nine Months Ended September 30,
Stated in U.S. dollars                                   2001                2000               2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Revenue
  Domain Name Registration                                 $  686,323         $  107,822         $ 1,774,201         $  607,032
  E-Solutions                                                 285,894            261,951             742,014            445,402
                                                  ------------------------------------------------------------------------------
                                                              972,217                              2,516,215          1,052,434
                                                                                 369,773
Cost of Revenue
  Domain Name Registration                                    306,411             55,624             808,766            206,181
  E-Solutions                                                  16,852              8,216              42,121             17,673
                                                  ------------------------------------------------------------------------------
                                                              323,263                                850,887            223,854
                                                                                  63,840
Gross Profit                                                  648,954            305,933           1,665,328            828,580

Expenses
  Advertising and promotion                                   101,998            222,472             340,946            610,336
  Amortization                                                 65,487             11,219             159,459             98,740
  General and administrative                                  307,122            325,688             845,966            951,632
  Salaries, wages and benefits                                323,766            265,697           1,136,129            501,838
  Telephone and communication                                 143,263            154,122             325,820            265,053
                                                  ------------------------------------------------------------------------------
                                                              941,636            979,198           2,808,320          2,427,599
                                                  ------------------------------------------------------------------------------
Operating Loss                                              (292,682)          (673,265)         (1,142,992)        (1,599,019)
Other Income
   Interest income                                              9,520             35,352              51,037            125,105
                                                  ------------------------------------------------------------------------------
Loss from Continuing Operations                             (283,162)          (637,913)         (1,091,955)        (1,473,914)

Loss from Discontinued Operations -
Internet Access Card services (Note 4)                              -          (381,159)           (442,828)          (837,617)
                                                  ------------------------------------------------------------------------------
Net Loss Available to Common
Stockholders                                             $  (283,162)      $ (1,019,072)       $ (1,534,783)      $ (2,311,531)
                                                  ==============================================================================
Basic and Diluted Loss from Continuing
Operations per Share (Note 5)                             $    (0.01)        $    (0.03)         $    (0.05)      $      (0.07)
                                                  ==============================================================================
Basic and Diluted Weighted Average
Common Shares Outstanding (Note 5)                         21,360,010         21,360,000          21,360,010         21,360,000
                                                  ==============================================================================



                            See accompanying notes.



                                                 XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
                                          ( Prepared by management and without audit )

                                                                                                          Accumulated
                                                                   Stock      Additional                     Other
                                                   Common        Amount At     Paid In     Accumulated   Comprehensive
    Stated in U.S. dollars                         Shares        Par Value     Capital       Deficit        Income            Total
------------------------------------------------------------------------------------------------------------------------------------
    Balance, December 31, 1999                      21,360,000    $ 21,360  $ 7,214,025   $ (1,318,945)   $ (107,219)    $ 5,809,221

    Exercise of Warrant for cash at $2.00                   10           -           20                                           20
    per share in September 2000

    Loss for the year ended December 31, 2000                                               (3,607,724)                  (3,607,724)

    Other Comprehensive Income : Translation                                                                 (45,037)       (45,037)
    Adjustments
                                                ------------------------------------------------------------------------------------
    Balance, December 31, 2000                                                                                             2,156,480
                                                    21,360,010      21,360    7,214,045     (4,926,669)     (152,256)

   Loss for the nine months ended September 30, 2001                                        (1,534,783)                  (1,534,783)

    Other Comprehensive Income : Translation                                                                    2,112          2,112
    Adjustments
                                               -------------------------------------------------------------------------------------
   Balance, September 30, 2001                      21,360,010    $ 21,360  $ 7,214,045   $ (6,461,452)   $ (150,144)     $  623,809
                                               =====================================================================================


                            See accompanying notes.



                                   XIN NET CORP. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            ( Prepared by management and without audit )

Stated in U.S. dollars                                                     2001                 2000
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                       $  (1,534,783)       $  (2,311,531)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                       200,574              147,396
    Translation adjustments                                               2,112             (19,445)
    Changes in assets and liabilities
      Decrease (Increase) in accounts receivables                       122,549            (364,668)
      Decrease in other receivables                                       4,918                    -
      Increase in prepaid expenses                                      (3,970)            (347,483)
      Decrease (Increase) in inventory                                   36,156             (54,563)
      Increase in deferred costs                                        (9,874)                    -
      Increase in accounts payable                                      154,625               66,105
      Increase in unearned revenue                                       57,728              863,272
      Increase in security deposit                                      500,000                    -
                                                           ------------------------------------------
  Net cash used in operating activities                               (469,965)          (2,020,917)
                                                           ------------------------------------------
Cash flows from investing activities
  Purchases of property and equipment                                 (117,334)            (700,670)
  Reduction in investment                                                    66                    -
  Increase in organizational costs                                            -              (1,270)
  Loan to ProtectServe Pacific Ltd.                                   (300,000)                    -
                                                           ------------------------------------------
  Net cash flows used in investing activities                         (417,268)            (701,940)
                                                           ------------------------------------------
Cash flows from financing activities
  Principal payments on capital lease obligations                      (49,631)             (47,115)
  Issuance of common stock                                                    -                   20
                                                           ------------------------------------------
  Net cash flows used in financing activities                          (49,631)             (47,095)
                                                           ------------------------------------------
Decrease in cash and cash equivalents                                 (936,864)          (2,769,952)
Cash and cash equivalents - beginning of period                       2,619,288            5,512,614
                                                           ------------------------------------------
Cash and cash equivalents - end of period                          $  1,682,424         $  2,742,662
                                                           ==========================================



                             See accompanying notes

                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                  ( Prepared by management and without audit )


Stated in U.S. dollars                              2001                  2000
-------------------------------------------------------------------------------

Supplemental Information :
Cash paid for :
    Interest                                  $    8,988            $   14,145
    Income taxes                                       -                     -



                            See accompanying notes.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

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


2        Property and Equipment

           Property and equipment consists of the following :

                      September 30, 2001 December 31, 2000


           Office equipment                          233,198            230,809

           Equipment                               1,189,251          1,074,464
           Computer software                          83,299             83,156

           Furniture                                  28,912             28,912
                                           -------------------------------------
           Total                                   1,534,660
                                                                      1,417,341

           Less : Accumulated depreciation         (492,772)          (292,213)
                                           -------------------------------------

           Net book value                          1,041,888          1,125,128
                                           =====================================

         The depreciation expense charged to continuing operations and discontinued operations for the nine-month period ended September 30, 2001 is $159,459 and $41,056 respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


3        Capital Lease Obligation

         The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,330 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

                Total minimum lease payments
                For the year ended September 30

                                       2002                  $         76,870
                Less : Amount representing interest                    (2,596)
                                                               ----------------
                Present value of minimum lease payment                 74,274
                Less : Current portion                                (74,274)
                                                               ----------------
                                                             $              -
                                                               ================


4        Discontinued Operations

         The Board of Directors of the Company decided to discontinue the unprofitable internet access provision ("ISP") services in the People's Republic of China ("P.R.C."). The Company's joint venture partner, Xin Hai Technology Development Ltd., has signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, P.R.C. for a sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval. As at September 30, 2001, $500,000 has been received as a security deposit for the transaction.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


4        Discontinued Operations (Continued)

         The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, are as follows : -

         Sales proceeds                                             $  700,000
         Less : Capital assets                      $ 320,771
                    Accounts receivable               290,016
                                             -----------------
                                                                     (610,787)

         Add : Unearned revenue                                        316,627

                                                             ------------------
         Gain on disposal of ISP business                           $  405,840
                                                             ==================


         The results of the discontinued ISP operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are as follows :-


                                        Three months ended                 Nine months ended
                                    9/30/2001      9/30/2000          9/30/2001        9/30/2000
                                    ---------      ---------          ---------        ---------
         Revenue                          $    -       $ 512,850          $ 832,696      $ 1,309,530

         Operating costs                       -       (894,009)        (1,275,524)      (2,147,147)

                                  -------------------------------  ----------------------------------
         Net loss                         $    -     $ (381,159)        $ (442,828)      $ (837,617)
                                  ===============================  ==================================


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


5 Acquisition of ProtectServe Pacific Ltd. ("PSP") and Spin Off of Remain -ing Business

         On October 1, 2001, the Company signed a share exchange agreement to acquire 100% ownership of PSP, a privately-owned company based in Hong Kong. PSP is an innovative developer and provider of state-of-the-art web-based surveillance, monitoring and control systems.

         As of September 30, 2001, the Company has made cash loans of $300,000 to PSP in order to allow it to begin implementing its expansion plan. After obtaining the approval of the shareholders on the disposal of the ISP business and related assets and the spin-off of remaining assets and liabilities as discussed in the following paragraph, the Company will issue 4.2 million restricted common shares to PSP, in exchange of 100% of ownership of PSP, and PSP will nominate 3 new members to sit on the Company's Board of Directors. In addition, contingent upon performance criteria, the Company will grant to PSP stock purchase options at the nominal price of $0.001 per option. The exact amount of such options to be granted, to a maximum amount of approximately 18 million, will be determined by the level of net income achieved by PSP for the 12-month period ending on August 31, 2002. The Company is presently engaged in the process of seeking alternative approaches to close the share exchange agreement with PSP as soon as possible.

         The Company also intends to transfer its remaining business assets and liabilities, except for cash $800,000 (which will be used to manage and expand PSP operations), to a new US-incorporated company, Xin Net International Corp.. The Company plans to obtain shareholders' approval to distribute, by way of a dividend, this new company's shares, on a pro-rata basis, to the shareholders of the Company on record as of a record date still to be determined.


6        Basic and Diluted Earnings (Loss) Per Share

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

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


6        Basic and Diluted Earnings (Loss) Per Share (Continued)

         The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the quarters ended September 30, 2001 and 2000 :


                                                      Three months ended            Nine months ended
                                                   9/30/2001     9/30/2000       9/30/2001      9/30/2000
                                                   ---------     ---------       ---------      ---------
         Net loss from continuing operations         $(283,162) $ (1,019,072)     $(1,534,783) $ (2,311,531)

         Weighted-average shares outstanding         21,360,010    21,360,000       21,360,010    21,360,000

         Effect of dilutive securities :
         Dilutive options                                     -             -                -             -
         Dilutive warrants                                    -             -                -             -
                                                 ------------------------------------------------------------
         Dilutive potential common shares                     -             -                -             -
                                                 ------------------------------------------------------------
         Adjusted weighted-average shares
            and assumed conversions                  21,360,010    21,360,000       21,360,010    21,360,000

         Basic loss from continuing operations
         per share                                    $  (0.01)     $  (0.03)        $  (0.05)    $   (0.07)
                                                 ============================================================

         Diluted loss from continuing operations
         per share                                    $  (0.01)     $  (0.03)        $  (0.05)    $   (0.07)
                                                 ============================================================


         Due to the loss for the three-month periods and nine-month periods ended September 30, 2001 and 2000, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


7        Total Amount Advanced to Joint Venture

         As at September 30, 2001, the total amount advanced to the joint venture project is $3,177,763.


8        Segment and Geographic Data

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


                                            China            Canada           Other              Total
         For three months ended September 30, 2001

         Revenue from continuing

            Operations                       $  972,217             -               -           $ 972,217

         Operating loss                        (194,541)       (7,423)        (90,718)           (292,682)

         Total assets                         2,906,550        30,726       1,097,613           4,034,889

         For three months ended September 30, 2000

         Revenue from continuing

            Operations                       $  369,773             -               -           $ 369,773

         Operating loss                       (638,160)        (2,560)        (32,545)           (673,265)

         Total assets                        2,755,732         18,426       2,052,338           4,826,496


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000

                  ( Prepared by management and without audit )


8        Segment and Geographic Data (Continued)

                                           China            Canada            Other              Total

         For nine months ended September 30, 2001

         Revenue from continuing                                -                 -
            Operations                    $ 2,516,215                                            $ 2,516,215

         Operating loss                      (958,856)    (13,964)         (170,172)              (1,142,992)

         Total assets                       2,906,550      30,726         1,097,613                4,034,889

         For nine months ended September 30, 2000

         Revenue from continuing

            Operations                     $1,052,434           -                 -              $ 1,052,434

         Operating loss                    (1,454,405)     (9,157)         (135,457)              (1,599,019)

         Total assets                       2,755,732      18,426         2,052,338                4,826,496



9        Subsequent Events

         On November 5, 2001, the Company made an additional cash loan to PSP amounted to 60,400.

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

            On June 22, 2001 the Company, through Xin Hai Technology Development Ltd. (Xin Hai), its Chinese joint venture partner, entered into an "Assets Transfer Agreement" under which the Company has agreed to transfer all the assets of the ISP (Internet Access Provision) operations in China to Beijing-based Sino Soft. The Company filed the "Assets Transfer Agreement" with the Securities and Exchange Commission (SEC) in its July 12, 2001 8-K/A Amended Current Report. The Company plans to seek shareholders' approval to close this agreement.

            On July 31, 2001 the Company signed a letter of intent to acquire 100% ownership of Protectserve Pacific Ltd. ("PSP"), a privately-owned company based in Hong Kong. PSP is an innovative developer and provider of state-of-the-art web-based surveillance, monitoring & control systems. The Company filed the letter of intent in its August 3, 2001 8-K Current Report to the SEC. The Company and PSP subsequently signed the formal agreement, called the "Share Exchange Agreement", which the Company filed on October 4, 2001. The Company also intends to transfer its current business assets and liabilities, except for cash $800,000 (which will be used to manage and expand PSP operations), to its new, wholly-owned subsidiary, Xin Net International Corp. It plans to obtain shareholders' approval to distribute, by way of a dividend, Xin Net International shares, on a pro-rata basis, to the Company shareholders on record as of a record date still to be determined. The Company is presently engaged in the process of seeking to close the PSP Share Exchange Agreement as soon as possible.

LIQUIDITY AND CAPITAL RESOURCES

            The Company had cash capital of $1,682,424 at September 30, 2001.

            The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It is engaged in some serious negotiations to obtain new funds, but no definitive agreement has been signed to this date. It did not raise any additional capital during third quarter of 2001. It has equipment of $1,041,888 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

            The Company has material commitments to expend funds to cover operating expenses of current operations in China. The trend of operating losses could continue due to the Company not being able to increase revenue sufficiently and/or reduce operating costs to a level such that current operations may break even or turn a profit.

            Net cash flows used in operating activities decreased to $469,965 in the first nine months in 2001 from $2,020,917 in the corresponding period in 2000. The three biggest contributors to this result were: the increase in security deposit ($500,000 in the period in 2001 compared to nil in the same period in 2000); depreciation and amortization, which increased to $200,574 compared to year-ago amount of $147,396; and the increase in accounts payable, which increased to $154,625 compared to $66,105 in the same period in 2000. Net cash flow used in investing decreased to $417,268 in the nine month period in 2001 as compared $701,940 in the corresponding period in 2000 mainly due to purchases of equipment, which decreased to $117,334 in the nine month period 2001 from $700,670 in the same period in 2000, and the $300,000 loan to Protectserve Pacific Ltd. Net cash flow used in financing activities increased marginally to $49,631 in the period in 2001, compared to $47,095 in the corresponding period in 2000.

Changes in Financial Condition:

            At the end of the third quarter 2001, Company assets had decreased to $4,034,889 compared to $4,904,838 at year-end 2000. Current assets totaled $2,993,001 at the end of the third quarter 2001 compared to $3,779,710 at year-end 2000. Total liabilities at end of third quarter 2001 were $3,411,080 compared to $2,748,358 at year-end 2000. At September 30, 2001 the Company had $1,682,424 in cash compared to $2,619,288 at year-end 2000. Of the $1,682,424 cash capital at the end of the quarter, an amount of $1,182,424 will be available to fund the continuing operations of domain name registration services and e-solutions. The balance of $500,000 will be set aside to be used in the management and expansion of Protectserve Pacific Ltd. business, in addition to the $300,000 loan already advanced to PSP. It is to be noted that the cash on hand includes a security deposit of $500,000 made to the Company by Sino Soft, related to the ISP assets transfer agreement signed on June 22, 2001.

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

            If future revenue declines, or operations are unprofitable, it will be forced to finance its current operations through the sale of assets it has or enter into the sale of stock for additional capital, none of which may be feasible when needed. It is engaged in some serious negotiations to obtain new funds, but no definitive agreement has been signed to this date. Besides the acquisition of Hong Kong-based Protectserve Pacific Ltd., the Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2000.

Discontinued Operations: Internet Access Provision ("ISP") Operations

            The Company phased out and eventually discontinued its ISP services in China during second quarter 2001. The Company had no ISP operations in the quarter ended September 30, 2001.

     Continuing Operations: Domain Name Registration Services and E-Solutions (Web Site Design & Hosting, and E-Commerce Platforms)

            The Company achieved revenue of $972,217 in third quarter 2001 as compared to revenue of $369,773 in third quarter 2000. The increase in revenue of $602,444 (163%) is largely due to domain name registration revenues, which increased to $686,323 in third quarter 2001 from 107,822 in third quarter 2000 as a result of continued targeted promotions and advertising. Revenues for e-solutions increased at a much lesser rate to $285,894 in third quarter 2001 from $261,951 in the same quarter in 2000 because of the highly competitive nature of the market and the large number of competitors. The Company had cost of revenue of $323,263 in the period in 2001, as compared to $63,840 in the same period in 2000. Gross profit in third quarter 2001 was $648,954 compared to $305,933 in third quarter 2000.

            Operating expenses decreased to $941,636 in third quarter 2001 from $979,198 in third quarter 2000. This decrease in expenses, significant in the light of the large increase in revenue, was due to the lasting effect of cost saving measures implemented earlier in the year and continuing in the quarter. Except for Salaries, wages and benefits, which increased to $323,766 from $265,697 a year ago, and Depreciation, which increased to $65,487 from $11,219, all expense items decreased in the quarter as compared to the same quarter a year ago: Advertising and promotion to $101,998 from $222,472; General and administrative to $307,122 from $325,688 and Telephone and communication to $143,263 from $154,122.

            Operating loss for third quarter 2001 was $292,682 in contrast to same period 2000 operating loss of $673,265. The Company had interest income of $9,520 in third quarter 2001 and $35,352 in third quarter 2000. The net loss from continuing operations in third quarter 2001 was $283,162 ($0.01/share) compared to the net loss in third quarter 2000 of $637,913 ($0.03/share).

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000.

Discontinued Operations: Internet Access Provision ("ISP") Operations

            The Company phased out and eventually discontinued its ISP services in China during second quarter 2001. The Company had no ISP operations in the quarter ended September 30, 2001.

            Revenue generated by ISP operations totaled $832,696 in the nine month period in 2001 compared to $1,309,530 in the corresponding period in 2000. ISP operating costs were $1,275,524 in first nine month period in 2001 compared to ISP operating costs of $2,147,147 in the same period in 2000. Resulting ISP net loss amounted to $442,828 in first nine month period in 2001 compared to ISP net loss of $837,617 in the same period in 2000.

Continuing Operations: Domain Name Registration Services and E-Solutions (Web Site Design & Hosting, and E-Commerce Platforms)

            The Company achieved revenue of $2,516,215 in first nine months of 2001 as compared to revenue of $1,052,434 in the corresponding period in 2000. The increase of $1,463,781 in revenue is largely due to domain name registration revenues which increased to $1,774,201 in the nine month period in 2001 from $607,032 in the corresponding period in 2000 as a result of the Company's successful targeted promotions and advertising. Revenues for e-solutions also increased significantly to $742,014 in the nine month period 2001 from $445,402 in the same period in 2000 for e-solutions. However the e-solutions provision market is fiercely competitive and occupied by a large number of competitors. The Company had cost of revenue of $850,887 in the period in 2001, as compared to $223,854 in the same period in 2000. Gross profit in the nine month period in 2001 was $1,665,328 compared to $828,580 in the corresponding period in 2000.

            Operating expenses increased to $2,808,320 in the period in 2001 from $2,427,599 in the corresponding period in 2000. This increase in expenses, moderate when viewed in the light of the significant increase in revenue, was due mainly to Salaries, wages and benefits which increased to $1,136,129 from $501,838. Other increases were: Telephone and communication, to $325,820 from $265,053; and Depreciation, to $159,459 from $98,740. Decreases due to the implementation of cost saving measures were achieved in: General and administrative, to $845,966 from $951,632; and Advertising and promotion, to $340,946 from $610,336.

            Operating loss for the nine month period in 2001 was $1,142,992 in contrast to same period 2000 operating loss of $1,599,019. The Company had interest income of $51,037 in the period in 2001 and $125,105 in the corresponding period in 2000. The net loss from continuing operations in the nine month period in 2001 was $1,091,955 ($0.05/share) compared to the net loss in the corresponding period in 2000 of $1,473,914 ($0.07/share).

PROVISION FOR INCOME TAXES

            Due to the company's loss position, no provision for income taxes has been included in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement does not currently affect the financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement does not affect the financial statements.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This statement is not expected to have a material effect on the financial statements.

FUTURE TRENDS

            The Company will continue its endeavour to increase revenue, while at the same time taking measures to control costs. For the nine month period ended September 30, 2001 it managed to reduce its operating loss to $0.05/share from $0.07/share a year ago; and for the three month period ended September 30, 2001 its operating loss decreased to $0.01/share from $0.03/share a year ago. However, operating losses may still continue from current domain name registration and E-solutions business. The Company cannot assure that any profit on revenue can occur in the future.

            The Company agreed to sell its ISP assets as mentioned earlier in this discussion and analysis. Once this assets sale agreement is closed, the Company will obtain, in addition to the $500,000 security deposit already made by Sino Soft, a cash amount of $200,000 to help fund continuing operations and moderate growth. The Company is also engaged in the process of negotiating for new funds, but no agreement has been signed at this date.

            Further, as mentioned earlier, the Company signed an agreement to acquire 100% ownership of Protectserve Pacific Ltd. (PSP). Once an agreement with PSP is closed, the Company will own a second business which has generated a profit during its first six months of operations. Management believes the prospects of continuing profits for PSP look very positive.

            The Company also plans to transfer its current business of domain name registration, web design & hosting and e-solutions to its wholly owned subsidiary, Xin Net International Corp., and distribute by way of a dividend Xin Net International Corp. shares to Company shareholders on record at a yet-to-be determined record date. Management intends to file before the end of 2001 a registration statement (SB-2) with the Securities and Exchange Commission for these dividend shares in order to qualify them for trading.

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

                                               XIN NET CORP.


                                               /s/ Marc Hung
Date:  November 9, 2001                        ---------------------------------
                                               Marc Hung, President