Form 10KSB
period 2001-12-31
XIN NET CORP
filed 2002-04-11
CIK 1082603

.................................................................................

                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2001


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

          #950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


State issuer's revenues for its most recent fiscal year: $3,567,571

Transitional Small Business Disclosure Format:

              Yes      No X
              -----    -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001: $4,935,978.

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 2001: 21,360,010.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1. Business ..................................                   1

Item 2. Properties ................................                   13

Item 3. Legal Proceedings..........................                   13

Item 4. Submission of Matters to a Vote of Security
        Holders..........................                             13

                                     PART II

Item 5. Market for Registrant's Common Stock and
        Security Holder Matters ..................                    13

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations ...............................                    14

Item 7. Financial Statements and Supplementary Data.                  18

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.....                   18

                                    PART III

Item 9. Directors and Executive Officers of the
        Registrant.................................                   19

Item 10. Executive Compensation......................                 22

Item 11. Security Ownership of Certain Beneficial
         Owners and Management......................                  25

Item 12. Certain Relationships and Related
         Transactions...............................                  28

                                     PART IV

Item 13. Exhibits, Financial Statement Schedule
         and Reports on Form 8-K....................                  29

Signature Page                                                        30

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

   On April 2, 1997, the Company acquired 100% interest of Infornet Investment Limited ("Infornet"), a Hong Kong corporation. In August 1997 Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd., ("Xin Hai"), Xin Hai is an experienced internet-related services provider which owns and operates internet business licenses in the cities of Beijing, Chengdu, Guangzhou, Nanjing, Shanghai and Shenyang, China.

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

   Xin Net Corp.'s structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                                  Xin Net Corp.
                                 (Florida, USA)

Infornet Investment Corp.                    Infornet Investment Ltd.
(100% Owned)                                (100% Owned)
(BC., Canada)                               (Hong Kong)

                                             Xin Net Telecom Corp. Ltd.
                                            (Formerly Placer Technologies Corp.)
                                            (Joint venture, Beijing, China
                                             with Xin Hai)

     The Company also incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000. Both of these companies are wholly owned subsidiaries. Xinbiz Corp.and Xinbiz Ltd. do not have any operations.

   The Company's primary focus is to be an internet service company in the PRC (People's Republic of China), through its joint venture with Xin Hai. The joint venture company is called Xin Net Telecom Corp. Ltd (formerly called Placer Technologies Corp.) and is often referred to as the "joint venture", "Placer" or "Placer joint venture" in this report. Hence Xin Net Telecom Corp., Placer Technologies Corp., Placer and Placer joint venture all refer to one and the same joint venture.

   Xin Net Corp. currently maintains an office at: #950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu, Nanjing and Shenyang.

     The Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services, and to discontinue Internet access provision services as soon as practicable. On June 22, 2001 the Company entered into an agreement to sell its ISP assets to another company.

    The core business is to act as a co-venturer to supply internet-related services in the PRC by covering the major cities through the joint venture with operating partner Xin Hai. Businesses include domain name registration, web design and web hosting, e-commerce solutions, internet advertising, and other value-added services.

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

     Xin Hai started its internet service in Beijing in 1997. It is currently a supplier of internet-related services in the PRC in the major cities of Beijing, Chengdu, Guangzhou, Shanghai, Nanjimg and Shenyang. Xin Hai management may in the future open offices in some other cities in the PRC.

   The Placer joint venture with Xin Hai implements and develops software and computer network systems and provides capital for the Internet business owned and operated by Xin Hai. Through the subsidiary Infornet, the agreement with Xin Hai provides the Company with 100% profit participation in the Placer joint venture until the Company recoups its investment, at which time the profit share reverts to 20% to Xin Hai and 80% to the Company (through Infornet). In other words, a) before Xin Net Corp. has recouped its capital investment, 100% of the profits go to the Company, none to Xin Hai; and b) after Xin Net Corp. has recouped its invested capital, the Company will receive 80% of profits and 20% will go to Xin Hai. A different allocation of profits was originally agreed upon, but Infornet and Xin Hai subsequently amended the profit allocation. No profits were allocated either to Infornet or Xin Hai prior to the amendment.

   Revenues: Xin Hai contributes all revenues from its business to the Placer joint venture. Placer exclusively owns the revenues collected from all the services and activities of Xin Hai in its internet-related operations in the PRC. Xin Hai receives no revenues from business other than through the Placer joint venture with Infornet.

     Customers: To this date, ChinaDNS has registered more than 600,000 domain names. Its web hosting business counts approximately 65,000 customers.

   Xin Net Telecom Corp. Ltd., the Company's joint venture with Xin Hai, has obtained the approval of MOFTEC, China's Ministry of Foreign Trade and Economic Cooperation, and has a business license in the PRC.

     We have entered into an Assets Transfer Agreement under which we have agreed to transfer all the assets of the ISP operations in China to Beijing Sino Soft Intel Information Technology, Ltd. of Beijing. The transfer includes all transferable permits, equipment, agency contracts, customers, accounts, employees and operations.

          The price for the transfer of assets by us is $700,000 (USD) payable to us in Renminbi at the official exchange rate, as thus: $350,000 payable as a deposit upon signing with $350,000 to be paid upon receipt of shareholder approval of the asset transfer by our shareholders.

          We have agreed to assign Logo, lines, numbers, locations and all accounts and assets and have agreed not to compete in China in the ISP business. No fixed debt is assumed by purchaser, but ongoing contracts for Internet access provision, etc. will be assumed by buyer.


JOINT VENTURE AGREEMENT

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

   The Company's subsidiary, Infornet Investment Ltd. is obligated to contribute all of the registered capital of the Placer joint venture. Xin Net Corp. provides the funds to Infornet. Under the joint venture the registered capital is 525,000 USD and total amount of investment (registered capital plus external financing) is 2,000,000 USD. Both of these amounts have been increased in order to better reflect foreseen requirements. Through Infornet, the Company has contributed an additional capital amount of 1,225,000 USD, resulting in a total contribution of 1,750,000 USD. No further capital contribution is required from the Company, however the Company has advanced and will continue to advance loans to the joint venture as necessary to continue the business, but subject to the limits of its capital. Loans made to the Placer joint venture by the Company amounted to US$3,138,231 at December 31, 2001. These loans are further described in Item 12-Certain Relationships and Related Transactions. Xin Hai has not contributed to the registered capital or loans to the Placer joint venture.

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


THE COMPANY BUSINESS

     The Company offers a comprehensive suite of internet related services to the PRC markets. It believes that by offering a wide range of complementary services , it will be positioned to capitalize on the growth of the internet throughout the PRC.

THE COMPANY STRATEGY

   The Company strategy is to capitalize on the internet growth in the PRC among Chinese users. It believes the Chinese and Asian markets represent one of the fastest growing and potentially one of the largest user groups on the internet today. In order to capitalize on this growth opportunity in Chinese and Asian internet markets, the Company seeks to:

(a) Provide  domain name registration, web design and web-hosting services; and

(b) Create and commercialize a platform for e-commerce and value-added services specifically tailored to the Chinese market.

   The Company believes the PRC market will adopt web-based e-commerce as an increasing number of businesses and consumers embrace the internet as a viable method of purchasing goods and services. Over the long-term, its strategy is to facilitate e-commerce developments in these markets and generate fixed fees and/or transaction-based revenues on over its network.

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

     On November 23, 2001 the Company signed an "Investment Banking Agreement" with iBanc Group, Inc. of Irvine, California for investment services. Under the terms of the agreement, iBanc shall arrange financing for the Company in an amount of US$6 Million in the form of the purchase of 12 million restricted common shares of the Company at the price of $0.50 per share, and provide advisory services to the Company for a period of up to 24 months. The Company will pay iBanc a commission of 10% and a fee of $35,000 per month over a two-year period. In addition, the Company will issue to iBanc 600,000 restricted common shares, a 5-year warrant for the purchase of another 500,000 shares exercisable at a price per share of 115% of the average closing price of the shares of Xin Net over the last 10 days of trading prior to the date of issue of the warrant, and a second 5-year warrant for the purchase of another 500,000 shares exercisable at a price of $0.50 per share. Although the originally agreed-on deadline for completion of the funding has elapsed, neither party has cancelled the Agreement.

     On October 1, 2001 Xin Net signed an agreement to acquire all the shares of Protectserve Pacific Ltd. ("PSP"), an innovative developer and provider of state-of-the-art web-based surveillance, monitoring & control systems. Xin Net and PSP subsequently cancelled that agreement and replaced it with a new agreement by which Xin Net will acquire control of a publicly traded company. The new public company will acquire PSP and thereafter Xin Net will distribute by way of a dividend its shares of the new company to Xin Net shareholders of record at a yet-to-be determined record date. (The Xin Net shares issued to iBanc or its assignee under the financing agreement will not have any right to this dividend.)

     The company subsequently acquired control of World Envirotech, Inc. by purchase of 970,675 shares of common stock (71.9%) of World Envirotech, Inc. for $200,000 cash on December 27, 2001. The company purchased an additional 14,400,000 shares of common stock of World Envirotech, Inc. (from Treasury) for $600,300 and caused the name to be changed to The Link Group, Inc. (LNKG). In March 2002 The Link Group, Inc. completed a Share Exchange Agreement with Protect Serve Pacific Limited whereby PSP shareholders received 37,500,000 shares of The Link Group, Inc for 100% of PSP. Xin Net owns 28.8% of the outstanding common stock of The Link Group, Inc.

JOINT VENTURE

     All Company services are offered through Xin Net Telecom Corp. Ltd. with joint venture partner Xin Hai. Xin Hai has been granted in 1999 internet licenses in six new Chinese cities. They are Guangzhou (formerly Canton), Dalian, Nanjing, Wuhan, Chengdu and Xian. Together with Beijing, Shanghai, Shenyang and Taiyuan, Xin Hai now has licenses for ten major cities with a combined population of about 80 million. The Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services, and to discontinue Internet access provision services as soon as practicable. On June 22, 2001 the Company entered into an agreement to sell its ISP assets to another company.

   The Beijing office opened for business in 1997, followed by the Shenyang Office later in the same year. The Company opened offices in Shanghai and Guangzhou in 1999, in Chengdu in 2000 and in Nanjing in May 2001.



COMPANY SERVICES

   The Company is now focusing on domain name registration, web-hosting and web design services under the Chinadns banner. It has incorporated the website www.chinadns.com, the first in the PRC to offer online site registration. Its online domain name registration business, Chinadns, continues to enjoy significant growth. In October 1999, Chinadns was approved as an Official Agent of Network Solutions, Inc. The chinadns.com business has signed agreements with several hundred agents to sell its domain name registration services in the PRC. Amongst these are several local telecom companies, including Beijing Telecom and Luo-Yang Telecom, which have adopted and purchased the proprietary Chinadns platform, and Ji Tong, China's third largest telecommunications company.

   On December 21, 1999 the Company was accredited by ICANN (Internet Corporation for Assigned Names and Numbers) as a new domain name registration service (www.chinadns.com), and became fully operational as such in July 2000. In November 2000, chinadns.com began to offer registration of chinese-character domain names ending in local .cn and international .com, .net and .org suffixes.The Company has recently begun to offer registration of .cc, .tv and ..biz domain names.

   The Company also offers e-commerce solutions and online advertising services.

MARKETING

   The Company's business, more particularly its ChinaDNS banner, has already achieved some name recognition and market share. In the future, the Company will seek to achieve even broader market penetration and increase the use of services by well designed advertising campaigns and advantageous promotional offers to new customers.

   Increasing Usage By Existing Customers. The Company regularly enhances services and update content hosted on its web site in order to encourage frequent visits by users. Its network offers community building services designed to increase user usage and loyalty.

   To facilitate growth the Company will solicit personal computer manufacturers and retailers to bundle services, sign cooperative agreements with brand name companies, put more effort on system integration services, and will offer more value-added services. Types of value-added services include: various levels of web-hosting, "do-it-yourself" web design, customized e-commerce solutions (business to business, business to consumer) and advertising. It will also look for strategic alliances with suitable partners.


EMPLOYEES

   As of the end of December 31, 2001 the Company, through its joint venture partner Xin Hai, had approximately 155 full-time employees in marketing, sales, technical operations, management and support. All employees exclusively work on the joint venture business. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified technical and marketing personnel. From time to time, it may also employ independent contractors to support development, marketing, sales and support and administrative organizations. Xin Hai employees are not represented by any collective bargaining unit and it has never experienced a work stoppage.

FACILITIES

   Servers. The Company systems infrastructure consists of multi-vendor server systems geographically located in the PRC, in Beijing, Shanghai, and Shenyang interconnected to the internet through co-location at major telecommunication facilities and at its own sites. It has an auction site infrastructure located in British Columbia, Canada, which the Company intends to dismantle during the current year


REGULATION OF INTERNET OPERATIONS IN PRC

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

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION AND REVENUES

   Internet Services are presently the Company's principal services. The market is focused on the PRC's major cities. Xin Hai offices in Beijing and Shenyang have been operating since 1997. Shanghai office opened in June/July 1999. Guangzhou office opened in November 1999 and Chengdu office in June, 2000. In May 2001, it opened an office in Nanjing. Revenues come from domain name registrations, web-hosting fees, web page design fees, e-commerce solution sales, advertising and other miscellaneous sources.

WORKING CAPITAL NEEDS

   The working capital needs arise primarily from: the need for capital for expanding existing capacity of Company services, to open more offices in other major cities, to launch new value-added services, enhance capability for e-commerce design and development in the PRC. These requirements have been met by a private placement for an amount of US$5.5 million in May 1999 which provided the needed working capital to this day, but may be used up during the current year. In November 2001, the Company signed a funding agreement with the iBanc Group, Inc. If and when this agreement comes to fruition, the Company will get additional funds amounting to 5-6 Million dollars. Furthermore, if shareholders exercise 5,885,000 outstanding series "A" warrants, and then 5,885,000 series "B" warrants, this will provide further capital for much faster and wider growth of the company. "A" warrants and "B" warrants are described in
Item 6 under "Liquidity and Capital Resources".

DEPENDENCE ON CLIENT BASE

   Presently all revenue comes through the joint venture from domain name registration fees, web design and web hosting fees, advertising and e-commerce solutions sales from the client base in the Chinese cities where Xin Hai is operating. At the end of December 2001, the number of registered domain names totaled over 600,000 and the number of web sites hosted was approximately 65,000. The joint venture and Company's dependence on this client base will continue in the foreseeable future.

   Backlog of Orders: None.

   Government Contracts: None.

COMPETITIVE CONDITIONS

   Internet access is still expensive in China as compared to North America for example, even more so when the average salary is taken into consideration. Currently, all Internet companies can only rent lines from Chinese Government Telecommunications Companies. There is uncertainty as to future line cost, although it has been reduced recently as shown by the significant tariff reduction by ChinaNet on March 1, 1999 and Shanghai Telecom's offer to its telephone subscribers of the free installation of a second telephone line. Costs are expected to continue to come down.

   The Chinese government's commitment and investment to modernize the country's telecommunications infrastructure has been given further impetus by the International Olympics Committee's (IOC) award to China of Year 2008 Summer Olympics, and by China's entry in the World Trade Organization (WTO). The Chinese government also strongly encourages the country's enterprises to enhance modernization of their operations and to embrace e-commerce.

   Management believes these developments will continue to feed the growth of internet usage in China. Statistics released by the China Internet Network Information Center (CNNIC) put China's internet users at 26.5 million at the end of June 2001, compared to year ago number 16.9 million, or an increase of well over 50 percent. Also, the number of web sites grew from 27,289 in July 2000 to 242,739 in July 2001.

  The Company's domain name registration service, ChinaDNS, is consistently ranked by CNNIC as one of its top registrars. But competition is fierce from other well-ranked registrars, such as HiChina Web Solutions Limited and OnlineNIC Inc.

   A number of factors, beyond Company control and the effect of which cannot be accurately predicted, may affect the marketing of the internet access and services to the joint venture. These factors include political policy on Internet operation, political policy to open the doors to foreign investors, and the availability of adequate capital. The internet services industry in the PRC is highly competitive. The joint venture faces competition from other domain name registration and web hosting companies as mentioned earlier. Many of them possess greater financial and personnel resources than Xin Hai and the joint venture and therefore have greater leverage to use in developing new services, expanding capacities, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The markets for internet services and content have increased substantially in recent years, but cost of lines rental is still a major expense of the joint venture. There is no assurance that Company revenues will not be adversely affected by these factors.

   The market in the PRC is monitored by the government, which could impose taxes or restrictions at any time, which would make operations unprofitable and infeasible and cause a write-off of capital investment in Chinese opportunities.

   A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted may affect the marketing of the services. These factors include political policy to open the doors to foreign investors, the availability of adequate bandwidth of the ChinaNet backbone and gateway.

XIN NET SPONSORED RESEARCH AND DEVELOPMENT

   None.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

     The operations of the joint venture with Xin Hai are subject to local, provincial and national laws and regulations in the People's Republic of China. Xin Hai Technology Development Ltd. holds licenses to do businesses in the currently operated locations: Beijing, Chengdu, Guangzhou, Nanjing, Shanghai and Shenyang. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.

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

   (c) Parents and Subsidiaries

   Parent:

   XIN NET CORP., a Florida corporation

   Subsidiaries:

   INFORNET INVESTMENT CORP., a British Columbia corporation (100%)
   INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)
   XIN NET TELECOM CORP. LTD. (formerly PLACER TECHNOLOGIES CORP.), a joint venture in China (100%, reverting to 80% Infornet Investment Limited and 0%, reverting to 20%, Xin Hai Technology Development).
   XIN BIZ Corp (100% owned BVI Corp.)
   XIN BIZ Limited (a Hong Kong Corp) (100% owned subsidiary of XIN BIZ Corp.)

     The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) at March 31, 2002. See Company Year 2001 Financial Statement, Notes 16.

   Number of Persons Employed:

   As of December 31, 2001, the Company had two employees, Xiao-qing Du and Xin Wei, through Infornet Investment Corp., each at a salary of C$2,500 per month, involved in the day-to-day management of its business: Du partly in Canada and partly in China, and Wei in China. Xin Hai, our partner in the Placer joint venture, had approximately 155 full-time employees in PRC at the end of December 2001.

ITEM 2. PROPERTIES
------------------

     Xin Net Corp. currently maintains an office at: #950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu, Nanjing and Shenyang.

   As of December 31, 2001, the Xin Net Corp. had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate: None

(b) Computer and Office Equipment: $714,171

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



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

   (a) The Company common stock is traded on the NASD Electronic Bulletin Board. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 1999, December 31, 2000 and December 31, 2001 as follows:

                                  Bid (U.S. $)

                               HIGH             LOW
                               ----             ---
2001
----
First Quarter                 1.375           0.625
Second Quarter                 0.75            0.33
Third Quarter                  0.49            0.18
Fourth Quarter                 0.55            0.21

2000
----
First Quarter                $20.12           $2.78
Second Quarter               $ 9.37           $2.00
Third Quarter                $ 6.50           $1.34
Fourth Quarter               $ 2.81           $0.53

1999
----
First Quarter                $ 2.00           $ .34
Second Quarter               $ 6.625          $1.625
Third Quarter                $ 4.00           $1.469
Fourth Quarter               $ 5.187          $1.125



   Because of recent changes in the rules and regulations governing the trading of small issuers securities, the Company's securities are presently classified as "Penny Stock," which classification places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest any broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of the "established public trading market." The public trading market is presently extremely limited as to number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

   Such Bulletin Board quotations reflect interdealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

   (b) As of December 31, 2001, Xin Net Corp. had approximately 7800 shareholders of record of the common stock.

   (c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   The information presented here should be read in conjunction with Xin Net Corp's consolidated financial statements and related notes.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash capital of $1,360,071 at year-end 2001.

   The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the year 2001. It has equipment of $714,171 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

   At the fiscal year-end it had $2,839,441 in current assets and current liabilities of $3,104,368.

   The cash capital at the end of the period of $1,360,071 will be used to fund continued operations. The Company has material commitments to expend funds to cover operating expenses of operations in China. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

   Net cash flows used in operating activities decreased to $401,849 in 2001 from $1,895,601 in 2000. The decrease in deferred revenue, $211,420 in 2001 as compared to $1,559,213 in 2000, the decrease in deferred costs, $106,493 in 2001 as compared to $465,185 in 2000, the increase in security deposit (due to the sale of ISP assets in June 2001) $500,000 in 2001 from nil in 2000, and the decrease in accounts payable and accrued liabilities, $172,135 in 2001, as compared to $349,652 in 2000 are the main contributing factors to the year-over-year change in cash flow used in operations. Net cash flow used in investing activities increased only slightly, to $792,303 in 2001 from $717,276 in 2000, although the specific items under this heading changed very significantly, e.g. purchases of property and equipment decreased to $169,159 in 2001 as compared to $935,128 in 2000, and the appearance of two new items in 2001: Loan to ProtectServe Pacific Ltd. $360,400 and Goodwill on purchase of investment $200,000. Net cash flow due to financing activities changed only marginally to $65,065 in 2001, compared to $61,264 in 2000.

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

Changes in Financial Condition:

   At year-end 2001 Company assets had decreased to $3,753,612 compared to $4,469,566 at year 2000. The current assets totaled $2,839,441 at 2001 year-end compared to $3,698,804 at 2000 year-end. Total liabilities at year-end 2001 were $3,104,368 compared to $2,313,086 at 2000 year-end. At December 31, 2001 the
Company had $1,360,071 in cash compared to $2,619,288 a year ago.

Need for Additional Financing:

   The Company believes it has sufficient capital to meet its short term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. But it will have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion. The Company signed a funding agreement with the iBanc Group, Inc. in November 2001. If and when this agreement comes to fruition, a sum of 5-6 Million dollars will be made available to the Company. There is no assurance, however, that such funds will become available.

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


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

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

     The Company achieved revenues of $3,567,571 in 2001 in the form of net sales of domain name registration services and e-solutions services (i.e. excluding Internet Access Provision services, which were discontinued in June
2001) from its joint venture with Xin Hai Technology Ltd. Sales in 2000 were $1,902,290. The Company had cost of revenues of $1,191,905 in 2001, as compared to $757,832 in 2000. Gross profit in 2001 was $2,375,666 compared to $1,144,458 in 2000. The Company incurred operating expenses of $3,555,111 in 2001 compared to operating expenses of $3,556,912 in 2000. Operating loss for 2001 was ($1,179,445) in contrast to the 2000 operating loss of ($2,412,454). The company had other income of $71,193 in 2001 and $154,011 in 2000. The net loss in 2000 was ($3,607,724) compared to the net loss in 2001 of ($1,510,903). The per share loss for 2000 was ($0.17), and the per share loss for 2001 was ($0.07).

   Revenues from sales of domain name registration services and e-solutions services increased from $1,902,290 in 2000 to $3,567,571 in 2001 as a result of the Company's continued good performance in these areas.

     Operating  expenses  decreased   marginally  in  2001  to  $3,555,111  from
$3,556,912 in 2000, in spite of the substantial annual growth in revenue. These results were made possible due to the Company's cost saving measures. During year 2001, the Company scaled down its advertising and promotional campaign and signed an agreement to sell its ISP services business because of diminishing capital funds and continuing losses

   The biggest expenditure items were: Salaries, Wages and Benefits, which increased to $1,449,304 in 2001 from $747,798 in 2000; and General and administrative, which decreased marginally to $1,200,541 in 2001 from $1,211,938 in 2000, and Telephone and Communication, which increased to $348,277 in 2001 from $340,019 in 2000.

Future Trends:

  The Company cannot assure that any profit on revenues can occur in the future, because it may have to continue, through its joint venture business, to advertise and promote its services and develop additional value-added services in order to preserve or increase its market share. In spite of taking measures to control expenses, operating losses may continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

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

"Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 requires companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The standards require the value of a separately identifiable asset meeting any of the above criteria to be measured at fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

"Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill acquired through business combinations. However, SFAS No. 142 requires that companies assess acquired goodwill for impairment upon adoption of the statement, and at least annually, at the lowest individual reporting unit level that can be distinguished, physically and operationally, for internal reporting purposes, from the other activities, operations, and assets of the entity, utilizing a two-step approach. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test within six months of the date of adoption. The companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of the standards. The Company will adopt the standards in the fiscal year beginning January 1, 2002.

"Accounting for Asset Retirement Obligations." SFAS No. 143 effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt the provisions of this statement from the fiscal year starting on January 1, 2002.

"Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

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

NAME                       AGE              TITLE                     TERM

Xiao-qing Du               31       President of Subsidiary          Annual
                                    Infornet Investment Corp.
                                    and Director

S.Y. Marc Hung             57       President and Director           Annual

Ernest Cheung              51       Director and Secretary           Annual

Maurice Tsakok             50       Director                         Annual

Xin Wei                    32       President of Xin Hai             Annual
                                    Technology Development Ltd.
                                    (The joint venture partner in China)


   The following table sets forth the portion of their time the directors devote to the Company:

         Ernest Cheung               20%             Angela Du          100%
         Marc Hung                  100%             Maurice Tsakok      20%

   The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the pleasure of the Board of Directors.

   (b) Identification of Certain Significant Employees.

     Strategic matters and critical decisions are handled by Company directors and executive officers: Marc Hung, Xiao-qing Du, Ernest Cheung and Maurice Tsakok. Day-to-day management is delegated to Xiao-qing (Angela) Du partly in China and partly in Canada, Marc Hung in Canada and Xin Wei in China. Du and Wei are employees of the wholly-owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of Xin Hai Technology Development, Ltd. and is also a director of the Xin Net Telecom Corp. Ltd. (formerly Placer) joint venture. His time is split approximately 60% Xin Hai (operations) and 40% Xin Net Telecom Corp. Ltd. (strategies, planning, business development).


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

     XIAO-QING (ANGELA) DU, President of subsidiary Infornet Investment Corp. and Director, age 31, was President and Director of our company from 1996 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment CORP., the Company's wholly owned subsidiary in Canada, and is a director of the Company.

     ERNEST CHEUNG, Secretary and Director, age 51, has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).


   MARC HUNG, B.A.Sc.(E.E.), M.A.Sc. (E.E.) University of Montreal (1969 &
1971), President and Director, age 57, has been President of the company since April 6, 1999. From May 1992 to April 1997, Marc Hung was director of Power System Technology, a division of Institut de Recherche en Electricite du Quebec
(IREQ), Hydro-Quebec's Research Institute. His main tasks consisted of general management, networking, promotion of the division's technological products and services and negotiations with potential partners for spinning off promising innovations. The field of responsibility included, amongst others, software products and services, software engineering and telecommunications technology. From May 1997 to June 1998, he was loaned by Hydro-Quebec to the Canadian Centre for Magnetic Fusion (CCFM), a fundamental research entity formed by Hydro-Quebec, the Institut National de Recherche Scientifique (INRS) and (up to March 1997) Atomic Energy of Canada Ltd. Besides general management, his main mandate was to develop and propose a plan for the commercialization of the Centre's innovative products and services. From 1999 to date he has been President and principal of Sinhoy Management, Ltd. From July 1998 to March 1999, Mr. Hung was on sabbatical for personal reasons, but acted as a consultant to Xin Net. In 2000, he became a Director of China NetTV Holdings, Inc.

     MAURICE TSAKOK, Director (since 1997), age 50, was employed from 1994 to 1996 by Sagit Mutual Funds, a mutual fund company, who as a vice-president was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). In 2000, he became a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

   XIN WEI, age 32, is President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technology Corp., the Company's joint venture in China. Xin Wei graduated from Beijing Industry University in 1991 with a diploma in Computer Science. From 1991 to 1992 Xin Wei was a sales engineer of Beijing Sino-Soft Computer Institution. From 1992 to 1995 he was a Director of Beijing Xin Hai Technology Development Corp. From 1995 to 1996 he was a student in Canada, and also served as a director of Xin Hai Technology Development Corp.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

  (a) Officers' Compensation.

   Compensation paid by the Company for all services provided up to December 31, 2001, (1) to each of the executive officers and (2) to all officers as a group.

                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants

---------------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus Annual      Restricted Securities   Long Term           LTIP      All Other
Principal                         Compensation Stock     Underlying   Compensation/       Payments  Compensation
Position                          /Other($)    Awards    Options/     Options
                                                         SARs(#)
                                                         (SHARES)
---------------------------------------------------------------------------------------------------------------
Xiao-qing Du
President of  1998  20,000    0           0     0         0                0              0              0
Infornet      1999  27,474    0      16,000     0    1,068,000(3)          0              0              0
Subsidiary    2000  30,000    0           0     0         0                0              0              0
              2001  32,084    0           0     0         0                0              0              0
                    (CDN)
---------------------------------------------------------------------------------------------------------------
Marc Hung     1998       0    0           0     0         0                0              0              0
President     1999       0    0      17,500     0      262,000(2)         $4,500          0              0
              2000       0    0      29,500     0         0                0              0              0
              2001       0    0      60,000     0         0                0              0              0
                                      (CDN)
---------------------------------------------------------------------------------------------------------------
Ernest Cheung 1998       0    0           0     0         0                0              0              0
Secretary     1999       0    0       8,000     0      435,000(1)          0              0              0
              2000       0    0      24,000     0         0                0              0              0
              2001       0    0      24,000     0         0                0              0              0
                                      (CDN)




---------------------------------------------------------------------------------------------------------------
Officers as   1998  20,000    0           0     0        0                                0              0
A Group       1999  27,474    0      41,500     0    1,765,000             0              0              0
              2000  30,000    0      53,500     0         0                0              0              0
              2001  32,084    0      84,000     0         0                0              0              0
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



                     SUMMARY COMPENSATION TABLE OF DIRECTORS

                             (To December 31, 2001)

                        Cash Compensation               Security Grants

----------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                        (SHARES)
----------------------------------------------------------------------------------------------------------------
Xiao-qing Du,  1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0         1,068,000 (3)       0              0
               2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Jing Liang,    1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0           0                 0              0
(resigned in
1999)
----------------------------------------------------------------------------------------------------------------
Marc Hung      1999    0          0        0           0           262,000 (2)       0             $4,500
Director       2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Ernest Cheung, 1998    0          0        0           0           0                 0              0
Director       1999    0          0        0           0           435,000 (1)       0              0
               2000    0          0        0           0           0                 0              0
               2001    0          0        0           0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Maurice Tsakok 1999    0          0       14,000 CDN   0           647,000 (4)       0              0
Director       2000    0          0       24,000 CDN   0           0                 0              0
               2001    0          0       24,000 CDN   0           0                 0              0
----------------------------------------------------------------------------------------------------------------
Directors as a 1999    0          0       14,000 CDN   0           2,027,000         0              0
group          2000    0          0       24,000 CDN   0           0                 0              0
               2001    0          0       24,000 CDN   0           0                 0              0
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

   (a) Beneficial owners of five percent (5%) or greater, of Company common stock: The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 21,360,010 shares outstanding at March 31, 2002, and in the event of exercise of all options for our stock.



Title of        Name and Address                           Amount of                 Percent of          If"A"         If "B"
Class           of Beneficial Owner                        Beneficial Interest       Class               warrants      warrants
                                                                                                         exercised*    exercised**

-----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           #2754 Adanac St.                           2,760,000                 12.9%                10.0%          8.3%
                Vancouver, BC V5K 2M9                      (2)

Common          Richco Investors, Inc.                     5,611,500                 26.2%                20.5%          16.9%
Stock           Ste. 830-789 West Pender St.               (1)(3)(9)(10)
                Vancouver, BC V6C 1H2

Common          Ernest Cheung                              5,349,500                 25.0%                19.6%          16.1%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)(8)(9)(10)
                Vancouver, BC V6C 1H2

Common          Maurice Tsakok                             4,991,500                 23.3%                18.3%          15.0%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(10)
                Vancouver, BC V6C 1H2


   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at March 31, 2002, and in the event of exercise of all options for our stock.



Title of        Name and Address                            Amount of                 Percent of         If"A"         If "B"
Class           of Beneficial Owner                         Beneficial Interest       Class              warrants       warrants
                                                                                                         exercised*     exercised**
----------------------------------------------------------------------------------------------------------------------------------

Common          Xiao-qing Du (Director)                     2,760,000                 12.9%          10.0%          8.3%
Stock           2754 Adanac St.                            (2)
                Vancouver, B.C.  V5K 2M9

Common          Ernest Cheung                               5,611,500                 26.2%          20.5%          16.9%
Stock           (Secretary & Director)                     (1)(3)(5)(8)(10)
                (Including Richco Investors above)

Common          Maurice Tsakok                              5,611,500                 26.2%          20.5%          16.9%
Stock           (Director)                                 (1)(3)(6)(10)
                (Including Richco Investors above)

Common          S.Y. Marc Hung (President & Director)         540,000                  2.5%          1.99%          1.6%
Stock           Ste. 830-789 W. Pender St.                 (4)(7)(10)
                Vancouver B.C.  V6C 1H2

Total for officers and directors as a group                 8,911,500                 41.7%          32.7%          26.8%



   (1) Richco Investors, Inc., owns 2,559,500 shares. Messrs. Cheung and Tsakok are officers, directors and beneficial owners of Richco Investors Inc.
         For purposes of this table, the shares owned by Richco are deemed owned by Mr.Cheung and Mr. Tsakok, individually.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

   The Company has made loans to the Placer joint venture during the year 2001. These loans bear 0% interest and are payable on demand. At December 31, 2001 the cumulative amount of the loans was $3,138,231.

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


                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

   (a) Financial Statements and Schedules. The following financial statements and schedules for Xin Net Corp. as of December 31, 2001 are filed as part of this report.

   (1) Financial statements of Xin Net Corp. (formerly Placer Technologies, Inc.) and subsidiaries.

                                                                     Page

Cover Page

Index to Financial Statements                                         F-1

Independent Auditor's Report for years ended
December 31, 2001                                                     F-2

Consolidated Balance Sheet at end of December 31, 2001                F-3

Consolidated Statement of Operations at end of December 31, 2001      F-4

Consolidated Statement of Stockholders' Equity at end of
December 31, 2001                                                     F-5

Consolidated Statement of Cash Flows at end of December 31, 2001      F-6

Notes to the Consolidated Financial Statements                        F-7-F-20

  (2) Financial Statement Schedules:


  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

EXHIBITS:

10.11 Share Purchase Agreement (Incorporated by reference) Previously filed 8K 12/24/01
10.1 Investment Banking Agreement (Incorporated by reference) Previously filed 8K 11/28/01
10.1 Share Exchange Agreement (Incorporated by reference) Previously filed 8K 10/03/01
3.2 Amended Bylaws (Incorporated by reference)
        Previously filed 8K 8/15/01
10.1 Letter of Intent (Incorporated by reference)
        Previously filed 8K 8/03/01
10.1 Assets Transfer Agreement (Incorporated by reference) Previously filed 8K7/12/01

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 8, 2002
                                             XIN NET CORP.

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

                              President, Director and            April 8, 2002
/s/ S.Y. Marc Hung            Principal Accounting Officer
------------------
S.Y. Marc Hung

                              Secretary, Director and            April 8, 2002
/s/Ernest Hung                Principal Financial Officer
-----------------
Ernest Cheung

/s/Xiao-qing Du               Director                           April 8, 2002
-----------------
Xiao-qing Du

Maurice Tsakokm               Director                           April 8, 2002
----------------
Maurice Tsakok

                                                 TABLE OF CONTENTS


Independent Auditors' Report.................................................F-2

Consolidated Balance Sheets at December 31, 2001 and 2000....................F-3

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000...................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
December 31, 2001 and 2000...................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000...................................................F-6

Notes to the Consolidated Financial Statements........................F-7 - F-20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Xin Net Corp.

We have audited the consolidated balance sheets of Xin Net Corp. (a Florida corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xin Net Corp. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


/s/  Clancy and Co., P.L.L.C.

Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 20, 2002




                                          XIN NET CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                            DECEMBER 31, 2001 AND 2000

ASSETS                                                                       2001             2000
------                                                                       ----             ----

Current Assets
   Cash and Cash Equivalents                                                $  1,360,071    $ 2,619,288
   Investments (Note 4)                                                           64,077          1,333
   Accrued Interest Receivable (Note 4)                                              701          6,631
   Loan to ProtectServe Pacific Ltd. (Note 2)                                    360,400              -
   Inventory (Note 5)                                                              5,985         36,156
   Prepaid Expenses and Other Current Assets                                     183,188        216,309
   Net Assets of Discontinued Operations (Note 8)                                293,341        353,902
   Deferred Costs (Note 1)                                                       571,678        465,185
                                                                                ---------     ---------
Total Current Assets                                                           2,839,441      3,698,804

Property and Equipment, net (Note 6)                                             714,171        770,762

Goodwill (Note 2)                                                                200,000              -
                                                                                ---------     ---------


Total Assets                                                                $  3,753,612    $ 4,469,566
                                                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable and Accrued Liabilities                                  $   683,828     $  511,693
   Deferred Revenue (Note 1)                                                   1,861,700      1,677,488
   Security Deposit (Note 8)                                                     500,000              -
   Capital Lease Obligation (Note 7)                                              58,840         61,442
                                                                                ---------     ---------
Total Current Liabilities                                                      3,104,368      2,250,623

Capital Lease Obligation, Noncurrent Portion                                           -         62,463
                                                                                ---------      ---------

Total Liabilities                                                              3,104,368      2,313,086

Commitments and Contingencies (Note 7, 8, 13)

Stockholders' Equity
Common Stock: $0.001 Par Value, Authorized 50,000,000;    Issued and
    Outstanding:  21,360,010                                                      21,360         21,360
Additional Paid In Capital                                                     7,214,045      7,214,045
Accumulated Deficit                                                           (6,437,572)    (4,926,669)
Accumulated Other Comprehensive Loss                                            (148,589)      (152,256)
                                                                               ---------      ---------
Total Stockholders' Equity                                                       649,244      2,156,480
                                                                                 -------      ---------

Total Liabilities and Stockholders' Equity                                  $  3,753,612    $ 4,469,566
                                                                               =========      =========



   The accompanying notes are an integral part of these financial statements
                                      F-3




                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                    2001             2000
                                                                           ----             ----

Revenues
   Domain Name Registration                                              $  2,513,724       $   884,298
   E-Solutions                                                              1,053,847         1,017,992
                                                                            ---------         ---------
Total Revenues                                                              3,567,571         1,902,290

Cost of Revenues
   Domain Name Registration                                                 1,132,846           405,051
   E-Solutions                                                                 59,059           352,781
                                                                            ---------           -------
Total Cost of Revenues                                                      1,191,905           757,832
                                                                            ---------           -------

Gross Margin                                                                2,375,666         1,144,458

General and Administrative Expenses
   Advertising and Promotion                                                  338,700         1,108,040
   Depreciation and Amortization                                              218,289           149,117
   General and Administrative                                               1,200,541         1,211,938
   Salaries, Wages and Benefits                                             1,449,304           747,798
   Telephone and Communication                                                348,277           340,019
                                                                            ---------         ---------
Total General and Administrative Expenses                                   3,555,111         3,556,912
                                                                            ---------         ---------

Operating Loss                                                            (1,179,445)       (2,412,454)

Other Income
   Interest Income                                                             53,162           154,011
   Other Income                                                                18,031                 -
                                                                               ------           -------
Total Other Income                                                             71,193           154,011
                                                                               ------           -------

Loss from Continuing Operations                                           (1,108,252)       (2,258,443)

Loss on Discontinued Operations (Note 8)                                    (402,651)       (1,349,281)
                                                                            ---------       -----------

Net Loss Available to Common Stockholders                                $(1,510,903)     $ (3,607,724)
                                                                          ===========        ==========

Loss Per Share Attributable to Common Stockholders:
   Loss from Continuing Operations                                        $    (0.05)       $    (0.11)
   Loss from Discontinued Operations                                           (0.02)            (0.06)
                                                                               ------            ------
   Total Basic and Diluted                                                $    (0.07)       $    (0.17)
                                                                               ======            ======

Weighted Average Number of Common Shares Outstanding:
   Basic and Diluted                                                       21,360,010        21,360,003
                                                                           ==========        ==========



 The accompanying notes are an integral part of these financial statements




                                          XIN NET CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                           Accumulated
                                   Common      Common      Additional                         Other
                                   Stock        Stock       Paid In       Accumulated     Comprehensive
                                   Shares       Amount      Capital         Deficit       Income (Loss)      Total
                                   ------       ------      -------         -------       ------------       -----
Balance, December 31, 1999        21,360,000    $ 21,360    $ 7,214,025    $ (1,318,945)    $  (107,219)   $ 5,809,221
Exercise of Warrant for Cash
    at $2.00 Per Share in
    September 2000                        10           -             20                                             20
Net Loss                                                                     (3,607,724)                   (3,607,724)
Translation Adjustments                    -           -              -                -        (45,037)      (45,037)
                                ------------     -------    -----------       ----------        --------      --------
                                           -                          -                -
Balance, December 31, 2000        21,360,010      21,360      7,214,045      (4,926,669)       (152,256)     2,156,480
Net Loss                                                                     (1,510,903)                   (1,510,903)
Translation Adjustments                    -           -              -               -           3,667         3,667
                                ------------     -------    -----------       ----------        --------      --------
                                           -                          -                -
Balance, December 31, 2001        21,360,010    $ 21,360    $ 7,214,045    $ (6,437,572)    $  (148,589)    $  649,244
                                  ==========      ======      =========      ==========        ========        =======


   The accompanying notes are an integral part of these financial statements.
                                      F-5






                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Year Ended December 31:                                                            2001             2000
                                                                                   ----             ----
Cash Flows From Operating Activities
Net Loss                                                                        $ (1,510,903)     $ (3,607,724)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities
     Depreciation and Amortization                                                    259,345           232,814
     Translation Adjustments                                                            3,667          (45,037)
     Write-off of Organization Costs                                                        -               923
Changes in Assets and Liabilities
   (Increase) Decrease in Accrued Interest Receivable                                   5,930             9,447
   (Increase) Decrease in Prepaid Expenses and Other Current Assets                    32,879             7,246
   (Increase) Decrease in Inventory                                                    30,171            63,050
   (Increase) Decrease in Deferred Costs                                            (106,493)         (465,185)
    Increase (Decrease) in Accounts Payable and Accrued Liabilities                   172,135           349,652
    Increase (Decrease) in Deferred Revenue                                           211,420         1,559,213
    Increase (Decrease) in Security Deposit                                           500,000                 -
                                                                                    ---------         ---------
Total Adjustments                                                                   1,109,054         1,712,123
                                                                                    ---------         ---------
Net Cash Flows Used In Operating Activities                                         (401,849)       (1,895,601)

Cash Flows From Investing Activities
   Purchase of Property and Equipment                                               (169,159)         (935,128)
   Reduction (Purchase) in Investment                                                (62,744)           217,852
   Loan to ProtectServe Pacific Ltd.                                                (360,400)                 -
   Goodwill on Purchase of Investment                                               (200,000)                 -
                                                                                    ---------         ---------
Net Cash Flows Used In Investing Activities                                         (792,303)         (717,276)

Cash Flows From Financing Activities
   Principal Payments on Capital Lease Obligations                                   (65,065)          (61,284)
   Proceeds from Exercise of Warrants                                                       -                20
                                                                                     --------          --------
Net Cash Flows Provided By Financing Activities                                      (65,065)          (61,264)
                                                                                     --------          --------

Decrease in Cash and Cash Equivalents                                             (1,259,217)       (2,674,141)
Cash and Cash Equivalents, Beginning of Year                                        2,619,288         5,293,429
                                                                                    ---------         ---------
Cash and Cash Equivalents, End of Year                                           $  1,360,071      $  2,619,288
                                                                                    =========         =========

Cash paid for:
   Interest                                                                        $   11,949       $    14,219
                                                                                       ======            ======
   Income Taxes                                                                             -                 -



     The accompanying notes are an integral part of these financial statements.
                                      F-6

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Xin Net Corp. ("the Company") was incorporated under the laws of the State of Florida on September 12, 1996 with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company provides Internet-related services, including Internet access and content services, domain name registration, web-hosting and other value-added services, such as e-commerce and advertising in six major cities in the Peoples Republic of China ("PRC"): Beijing, Shanghai, Shenyang, Chengdu, Guangzhou and Nanjing.

Summary of Significant Accounting Policies.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents consists of time deposits with original maturities of three months or less.

Investments - The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable debt securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value.

Concentration of Credit Risk - The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in Canadian banks, that are not insured. Revenues were derived in geographic locations outside the United States from the joint venture operations in China. No customer accounted for more than 10% of the Company's revenues.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company also consolidates the assets, liabilities, revenues and expenses of the joint venture because it has control over its operating and financing decisions. All significant intercompany transactions and balances have been eliminated in consolidation.

Allowance for Doubtful Accounts and Return Allowances - Accounts receivable are shown net of allowances for doubtful accounts and returns which are estimated as a percentage of accounts receivable based on prior year's experience.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Inventory - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

Property and Equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to seven years.

Long-Lived Assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue Recognition - The Company's revenue is primarily derived from the sale of nonrefundable subscription services (Internet access usage cards and content services), domain name registration services and e-solutions.

(1) Revenue derived from Internet access usage cards and content services and domain name registration services is recognized over the period the services are provided. Until July 1, 2000, the Company acted as an agent of certain accredited registrars of the Internet Corporation for Assigned Names and Numbers ("ICANN") and remitted to these registrars an agreed-upon fixed portion of the fees collected for registering international .com, .net and .org domain names. Such domain name revenue was recognized when collected and on a net commission basis. As of July 1, 2000, the Company itself became a fully operational ICANN-accredited registrar.

(2) The e-solutions revenue consists principally of electronic commerce, software development and developing web-site home pages. Revenue is recognized as the services are performed or when the goods are delivered.

(3) The Company also provides consultation and training services as part of its promotional and advertising packages, but no revenues have been derived or recorded from such services.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. It also requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." As amended by SAB101A and SAB101B, the Company is required to follow this guidance no later than the fourth fiscal quarter of the fiscal year ended December 31, 2001. The Company implemented SAB101 during the first quarter of 2000, which did not have a material effect on the Company's results of operations or financial position.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Cost Recognition - Costs of revenue includes direct costs to produce products and provide on-line services.

Deferred Revenue and Deferred Cost - Deferred revenue consists primarily of prepaid subscription agreements and domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost consists primarily of amounts paid to various Registrars for domain name registration fees and are deferred on the same basis as revenue.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations for 2001 and 2000 was $880,661 and $2,342,360, respectively.

Product Development Costs - In accordance with American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," computer software costs incurred in the preliminary project stage, such as direct labor and related overhead, and purchased software and computer equipment from third parties, are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," does not materially affect the Company.

Start-up Costs - The Company accounts for start-up and organization costs for financial statement purposes in accordance with AICPA SOP 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on the financial reporting of start-up costs and organization costs and requires such costs to be expensed as incurred. For income tax purposes, the Company has elected to treat its organizational costs as deferred expenses and amortize them over a period of sixty months, beginning in the first month the Company is actively in business.

Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign Currency Translations - The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, marketable debt securities, deferred costs and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Business Segment Information - The Company discloses information about its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are geographic areas that provide Internet related services. The accounting policies of the operating segments are the same as those for the Company.

Earnings Per Share - Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 14, 1998. FIN44 has no effect on the Company's consolidated financial statements.

Comprehensive Income - The Company includes items of other comprehensive income by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of the balance sheet.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which established standards for disclosing information about an entity's capital structure.

Accounting for Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results of operations in the income statement, and requires companies to formally document, designate, and access the overall effectiveness of transactions that receive hedge accounting. The implementation of the standards has no effect on the Company's financial statements.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The FASB issued the following pronouncements during 2001, none of which are expected to have a significant affect on the financial statements:

"Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 requires companies to recognize acquired identifiable intangible assets separately from goodwill if control over the future economic benefits of the asset results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The standards require the value of a separately identifiable asset meeting any of the above criteria to be measured at fair value. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001.

"Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill acquired through business combinations. However, SFAS No. 142 requires that companies assess acquired goodwill for impairment upon adoption of the statement, and at least annually, at the lowest individual reporting unit level that can be distinguished, physically and operationally, for internal reporting purposes, from the other activities, operations, and assets of the entity, utilizing a two-step approach. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires companies to complete a transitional goodwill impairment test within six months of the date of adoption. The companies are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of the standards. The Company will adopt the standards in the fiscal year beginning January 1, 2002.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

"Accounting for Asset Retirement Obligations." SFAS No. 143 effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt the provisions of this statement from the fiscal year starting on January 1, 2002.

"Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - SUBSIDIARIES

(1) The Company's wholly-owned subsidiaries are as follows:

a. Infornet Investment Limited (a Hong Kong corporation) ("Infornet HK") is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. This subsidiary was originally incorporated as Micro Express Limited and was acquired at no cost. The name was changed to Infornet Investment Limited on July 18, 1997.
b. Infornet Investment Corp., (a Canadian corporation) ("Infornet Canada") is engaged in a similar line of business of the Company. The Company issued 5,000,000 shares of common stock to acquire this subsidiary for a total value of $65, representing organizational costs and filing fees.
c. Xinbiz (HK) Limited (a Hong Kong corporation) ("Xinbiz Ltd.") and Xinbiz Corp. (a British Virgin Islands corporation)("Xinbiz Corp.") were newly formed entities by the Company on March 10, 2000 and January 14, 2000, respectively. Both subsidiaries were inactive during 2001.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(2) The Company has one majority-owned subsidiary, The Link Group, Inc. (formerly known as World Envirotech, Inc.) ("Link"). Pursuant to a Share Exchange Agreement dated December 20, 2001, the Company paid $200,000 cash for 3,882,700 shares of Link representing a 71.87% majority ownership interest and accounted for the acquisition under the purchase method of accounting. The Company accounts for the remaining 28.13% interest in Link as minority interest in the accompanying consolidated financial statements. As of December 31, 2001, Link had no assets or liabilities and therefore, the corresponding minority interest value is equal to zero. Goodwill represents the cost in excess of the net assets acquired of Link. Management periodically reviews goodwill for impairment.

Link is a development stage company traded on the NASDAQ as an over-the-counter bulletin board company. Subsequent to year-end, Link completed a Share Exchange Agreement dated January 21, 2002 and agreed to purchase all of the issued and outstanding shares of Protectserve Pacific Ltd. (a Hong Kong company) ("PSP"). As of December 31, 2001, the Company had advanced $360,400 to PSP, which was repaid by PSP in January 2002. See Note 16.

NOTE 3 - JOINT VENTURE

On August 25, 1997, through its wholly-owned subsidiary Infornet HK, under the laws of the People's Republic of China ("PRC"), the Company formed an 80% cooperative joint venture called Xinnet Telecom Corp., Ltd. (a PRC corporation) with Xin Hai Technology Development Ltd. (a PRC Corporation) ("Xin Hai") as a 20% partner, for a term of twenty (20) years. Infornet HK is obligated to contribute all of the capital of the joint venture. The initial registered capital was $525,000 and was subsequently increased by $1,000,000 by an amendment to the joint venture agreement dated December 15, 1999, for a total registered capital of $1,525,000. The total registered capital was increased to $1,750,000 during 2000. Infornet HK has already contributed this figure and no further capital contribution is required. Infornet HK continues to advance loans to the joint venture as necessary to fund the operations of the business.

The joint venture agreement designated distribution of 80% of the profits to Infornet HK and 20% to Xin Hai, until the recoupment of Infornet HK's invested capital. On April 25, 2000, the Company amended the joint venture agreement to reallocate the distribution of profits as 100% to Infornet HK and 0% to Xin Hai, until Infornet HK's total investment in the joint venture has been fully recovered by Infornet HK. On April 13, 2000, the joint venture agreement was amended to give Infornet HK control over the joint venture for another fifteen
(15) years after the recovery of its total investment and interest from external financing in the joint venture. Infornet HK has, since inception of the joint venture, and will in the future for fifteen years subsequent to the recovery of total investment and interest from external financing, approve all board of directors of the joint venture company. Due to the life of the joint venture, twenty (20) years, Infornet HK will control the joint venture for substantially all of the joint venture life.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because the joint venture company's board of directors is authorized to make all major decisions for

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

the joint venture and all the directors of the board are approved by the Company. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture as of December 31, 2001 and 2000 were $3,138,231 and $2,877,184, respectively.

The Company operates in accordance with the laws and regulations in the PRC, which allow Sino-foreign joint venture companies to construct Internet access networks and to have ownership rights, and rights for return on investment, but disallow joint venture companies to operate such networks. Internet Service Provider ("ISP") licenses are tightly controlled by the Ministry of Information Industry of China and provide a substantial barrier to entry. Therefore, Xin Hai holds the business, including all ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the Internet network remain with the Company during the term of the joint venture. Xin Hai is entitled to the custody and control of such assets on behalf of the Company. In June 2001, the Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. See Note 8 for further details.

NOTE 4 - INVESTMENTS AND ACCRUED INTEREST RECEIVABLE

All marketable debt securities are classified as held-to-maturity and carried at amortized cost. Their estimated fair values approximated their amortized cost and therefore, there were no significant unrealized gains or losses.

Investments at December 31, 2001 consisted of two Canadian Guarantee Investment Certificates ("GIC"). The first GIC was purchased for $2,000 Canadian Dollars, or $1,256 U.S. Dollars, with a maturity date of April 12, 2002, and the second GIC was purchased for $100,048 Canadian Dollars, or $62,821 U.S. Dollars, with a maturity date of September 9, 2002. Accrued interest receivable at December 31, 2001 was $589.

Investments at December 31, 2000, consisted of one GIC purchased for $2,000 Canadian Dollars, or $1,333 U.S. Dollars, with a maturity date of April 12, 2001. Accrued interest receivable at December 31, 2000 was $41.

Total short-term deposits held at December 31, 2001 and 2000 were $300,000 and $1,442,164, respectively. Accrued interest on short-term deposits was $112 and $6,590, respectively.

NOTE 5 - INVENTORY

Inventory at December 31, 2001 and 2000 was $5,985 and $36,156, respectively, and consisted of computer accessories and supplies.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                         2001                         2000
                                         ----                         ----
Office Equipment                     $    229,349               $    230,809
Equipment                                 757,625                    659,973
Computer Software                          83,299                     83,156
Furniture                                  27,976                     28,912
                                         ----------                -----------
Total                                   1,098,249                  1,002,850
Less Accumulated Depreciation            (384,078)                  (232,088)
                                         --------                   --------
Net Book Value                        $   714,171                $   770,762
                                          =======                    =======

Depreciation charged to expense during the year ended December 31, 2001 and 2000 was $259,171 and $232,620, respectively.

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company leases computer equipment through its wholly-owned subsidiary, Infornet Canada for a term of thirty-six (36) months at approximately $5,719 (Canadian $8,407) per month, payable in advance, through June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum. Before the end of the initial lease term, the Company has the following options upon one month's written notice: return the leased items, purchase the leased items, or renew the lease. The initial lease term will automatically extend on a month-to-month basis, under the same terms, until canceled by either party upon one month's written notice. Total minimum lease payments for the year ended December 31, 2001 are $60,378 less $1,538 representing interest for a total present value of minimum lease payment of $58,840.

NOTE 8 - DISCONTINUED OPERATIONS

The Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. The Company's joint venture partner, Xin Hai, signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval. The net assets classified as held for sale have been grouped on the accompanying consolidated balance sheet as Net Assets of Discontinued Operations, including reclassification of the prior year for comparative purposes. As of December 31, 2001, $500,000 has been received as a security deposit for the transaction.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, is as follows:

Sales proceeds                                       $      700,000
Less:    Capital assets                                    (320,771)
         Accounts receivable                               (289,944)
Add:     Deferred revenue                                   317,374
                                                             -------
Gain on disposal of ISP business                     $      406,659
                                                            =======

The results of the discontinued ISP operations for the years ended December 31, 2001 and 2000 are as follows:
                                           2001                      2000
                                           ----                      ----
Revenue                               $      859,336             $   1,777,468
Operating Costs                           (1,261,987)               (3,126,749)
                                           ----------                  ---------
Net loss                              $     (402,651)            $  (1,349,281)
                                             =======                 =========

NOTE 9 - INCOME TAXES

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

Deferred Taxes                                        2001           2000
--------------                                        ----           ----
Net Operating Loss Carryforwards            $  368,201        $   269,996
Valuation Allowance                           (368,201)          (269,996)
                                               -------            -------
Net Deferred Tax Assets                     $        0        $         0
                                             ===========        ===========

The net change in the valuation allowance for 2001 and 2000 was an increase of $98,205 and $71,588, respectively, and are principally the result of net operating loss carryforwards.

A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the year ended December 31, 2001 and 2000 is as follows:

Statutory Federal Income Tax Rate                 (34.0) %          (34.0) %
Valuation Allowance                                34.0  %           34.0  %
                                                   ----               ----
Effective Income Tax Rate                          0.0   %           0.0   %
                                                   ====               =====

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

The Company has available net operating loss carryforwards of approximately $1,000,000 for tax purposes to offset future taxable income, which expire through 2021. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 10 - SEGMENT AND GEOGRAPHIC DATA

The Company's reportable segments are geographic areas that provide Internet related services to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


                                                       China             Canada            Other             Total
                                                       -----             ------            -----             -----
December 31, 2001
Revenue                                                 $ 3,567,571          $     -           $     -       $3,567,571
Operating Income (Loss)                                   (906,140)         (20,790)         (252,515)      (1,179,445)
Total Assets                                              2,671,506           25,304         1,056,802        3,753,612
Capital Expenditures                                         95,399                -                 -           95,399
Depreciation/Amortization                                   215,871              230             2,188          218,289
Interest Income                                              10,023                8            43,131           53,162
Loss From Discontinued Operations                         (316,656)          (6,541)          (79,454)        (402,651)

December 31, 2000
Revenue                                                 $ 1,902,290          $     -           $     -       $1,902,290
Operating Income (Loss)                                 (2,216,139)         (15,594)         (180,721)      (2,412,454)
Total Assets                                              2,751,046           22,846         1,695,674        4,469,566
Capital Expenditures                                        879,233                -             2,440          881,673
Depreciation/Amortization                                   147,556              228             1,333          149,117
Interest Income                                               3,068               56           150,887          154,011
Loss From Discontinued Operations                       (1,155,470)         (13,091)         (180,720)      (1,349,281)


 NOTE 11 - STOCK OPTIONS

 The Company granted incentive stock options exercisable during 1999 to certain directors, officers, and employees of the Company who contributed services to the Company. The status of options granted during the period are as follows:
 Options outstanding at December 31, 2001 and 2000 were 2,136,000 with an option price of $1.30. The weighted average exercise price of the options outstanding and exercisable is $1.30 and the weighted average remaining contractual life is
 2.9 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

 Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


         Net Loss                     2001                2000
                                      ----                ----
                  As reported     $ (1,510,903)         $  (3,607,024)
                  Pro forma       $ (1,633,661)         $  (3,729,782)
         Net Loss Per Share
                  As reported     $      (0.07)         $       (0.17)
                  Pro forma       $      (0.08)         $       (0.17)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during 1999: dividend yield of 0%, expected volatility of 217%, risk-free interest rate of 5%, and an expected life of 5 years.

NOTE 12 - WARRANTS

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

On September 29, 2000, ten (10) Series A warrants were exercised at a price of $2.00 per share, or $20. As of the date of issuance of these financial statements, 5,884,990 Series A warrants are outstanding. On March 15, 2001, the Board of Directors of the Company adjusted the exercise price of the 5,884,990 Series A warrants outstanding to $1.00 per unit and extended their term to the earlier of March 31, 2003, or the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten
(10) consecutive trading days. Additionally, the exercise price of the Series

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

B warrants was adjusted to $1.50 each and the term extended to the earlier of March 31, 2004 or one year after the occurrence of the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten (10) consecutive trading days.

NOTE 13 - COMMITMENTS

Operating leases - The Company leases office space under various operating leases expiring through August 14, 2004. Total rent expense charged to operations during 2001 and 2000 was $204,352 and $430,367 respectively. Future minimum rental commitments are as follows :

Year                                 Amount
----                                 ------
2002                                 $162,606
2003                                   25,182
2004                                   16,573

Standby Letter of Credit - The Company issued a standby letter of credit in the sum of $100,000 as a security deposit to a domain name registrar in June 2000. The standby letter of credit was secured by the same amount of fixed deposit maintained at a bank and expired on December 31, 2001. No renewal was made.

Consulting Agreements - The Company receives services provided by certain individuals under various consulting agreements, which have an initial term of one year with automatic one year renewals unless terminated by either party with thirty (30) days written notice. Future commitments for 2002 are approximately $103,000.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company charged approximately $104,753 and $46,000 during year 2001 and 2000, respectively, for consulting fees paid to certain individuals who are also officers or directors of the Company.

NOTE 15 - MAJOR CONTRACTS

On January 31, 2000, the Company entered into an agreement with SINA Internet Information Service Ltd. for the purpose of promoting both company's products and services in the PRC. The term of the contract was from March 10, 2000 to March 9, 2001. Under the terms of the contract, SINA agreed to purchase 14,000,000 hours of Internet access time and included in Net Assets of Discontinued Operations at December 31, 2001 and 2000 is $289,944 and $434,808, respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 16 - SUBSEQUENT EVENTS

(i) By an agreement dated January 21, 2002, Link agreed to purchase all of the outstanding shares of PSP through the issuance of 37,500,000 (post-reverse one for four split) common shares. Link has the right to buy back its shares at $0.001 per share from these individuals if PSP's after tax profit is less than Hong Kong $9 million dollars ("HKD") for the twelve months ending December 31, 2002. The buy back formula is for every HKD $333,333 that PSP falls short of the HKD $9 million after tax profit, Link can buy back one million (post-reverse one for four split) common shares from these individuals.

(ii) Pursuant to a Subscription Agreement dated January 18, 2002, the Company paid $600,300 in a private placement of Link for 14,500,000 (pre-reverse one for four split) common shares at $0.0414 per share, as well as 10,875,000 special warrants convertible into 10,875,000 post-reverse one for four split common shares on or before January 31, 2004 at no additional consideration. An option to purchase an additional 7,500,000 post-reverse one for four split common shares at $0.04 per share, or $300,000, until February 15, 2002, was also granted to the Company, which was not exercised. On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares. The private placement and option transaction took place with another public company having directors in common.