Form 10QSB
period 2002-03-31
XIN NET CORP
filed 2002-05-15
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2002

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

As of March 31, 2002, there were 21,360,010 shares of $0.001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                                       XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                  March 31,                December 31,
Stated in U.S. dollars                                              2002                       2001
--------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS

Current Assets

  Cash and Cash Equivalents                                $              883,384    $              1,360,071

  Investments                                                              62,785                      64,077

  Accrued Interest Receivables                                              1,033                         701

  Loan to ProtectServe Pacific Ltd.                                             -                     360,400

  Inventory                                                                 6,030                       5,985

  Prepaid Expenses and Other Current Assets                               184,240                     183,188

  Net Assets of Discontinued Operations                                   293,396                     293,341

  Deferred Costs                                                          603,334                     571,678
                                                            ----------------------    ------------------------
Total Current Assets                                                                                2,839,441
                                                                        2,034,202

Investment - at equity (Note 4)                                           824,652                           -

Property and Equipment, Net  (Note 2)                                     707,013                     714,171

Goodwill                                                                        -                     200,000

                                                            ----------------------    ------------------------
Total Assets                                               $            3,565,867    $              3,753,612
                                                            ======================    ========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Other Accrued Liabilities           $              661,870    $                683,828

  Deferred Revenue                                                      1,818,888                   1,861,700

  Security Deposit                                                        500,000                     500,000

  Capital Lease Obligation (Note 3)                                        43,784                      58,840
                                                            ----------------------    ------------------------
                                                                        3,024,542                   3,104,368

Commitments and Contingencies                                                   -                           -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 21,360,010                                    21,360                      21,360

  Additional Paid In Capital                                            7,214,045                   7,214,045

  Accumulated Deficit                                                 (6,546,103)                 (6,437,572)

  Accumulated Other Comprehensive Income                                (147,977)                   (148,589)
                                                            ----------------------    ------------------------
Total Stockholders' Equity                                               541,325                     649,244

                                                            ----------------------    ------------------------

Total Liabilities and Stockholders' Equity                 $            3,565,867    $              3,753,612
                                                            ======================    ========================


                                         XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                                   (Unaudited)
Stated in U.S. dollars                                                   2002                      2001
------------------------------------------------------------------------------------------------------------------
Revenue
  Domain Name Registration                                               $      723,187            $      488,842

  E-Solutions                                                                   285,403                   186,989
                                                                ------------------------  ------------------------

                                                                              1,008,590                   675,831
Cost of Revenue

  Domain Name Registration                                                      379,410                   272,861

  E-Solutions                                                                    16,175                    10,505
                                                                ------------------------  ------------------------

                                                                                395,585                   283,366

Gross Profit                                                                    613,005                   392,465
Expenses

  Advertising and promotion                                                      30,955                   134,750

  Depreciation and Amortization                                                  57,029                    46,287

  General and administrative                                                    137,559                   160,605

  Rent                                                                           96,574                   117,609

  Salaries, wages and benefits                                                  347,251                   424,453

  Telephone and communication                                                    77,535                   133,689
                                                                ------------------------  ------------------------

                                                                                746,903                 1,017,393
                                                                ------------------------  ------------------------


Operating Loss                                                                (133,898)                 (624,928)

Other Income

   Interest income                                                                1,015                    28,712

Equity in undistributed earnings of investee company (Note 4)                    24,352                         -
                                                                ------------------------  ------------------------

                                                                                 25,367                    28,712


Loss from Continuing Operations                                               (108,531)                 (596,216)


Loss from Discontinued Operations                                                     -                 (232,115)
                                                                ------------------------  ------------------------

Net Loss Available to Common Stockholders                               $     (108,531)           $     (828,331)
                                                                ========================  ========================

Loss per share attributable to common stockholders:
                                                                                                                $
  Loss from continuing operations                                        $       (0.01)                    (0.03)

  Loss from discontinued operations                                                   -                    (0.01)
                                                                ------------------------  ------------------------
  Total basic and diluted                                                $       (0.01)            $       (0.04)
                                                                ========================  ========================

Weighted average number of common shares outstanding:

  Basic and diluted                                                          21,360,010                21,360,010
                                                                ========================  ========================


                                         XIN NET CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                  ( Unaudited )

                                                                                                        Accumulated
                                                           Stock      Additional                           Other
                                          Common         Amount At      Paid In      Accumulated       Comprehensive
Stated in U.S. dollars                    Shares         Par Value      Capital        Deficit            Income          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999                  21,360,000  $   21,360  $ 7,214,025     $ (1,318,945)     $    (107,219)   $ 5,809,221


Exercise of Warrant for cash at $2.00               10           -           20                                                 20
per share in September 2000

Net loss                                                                              (3,607,724)                      (3,607,724)

Translation Adjustments                                                                                     (45,037)      (45,037)
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 2000                                                            (4,926,669)
                                            21,360,010      21,360    7,214,045                            (152,256)     2,156,480

Net loss                                                                              (1,510,903)                      (1,510,903)

Translation Adjustments                                                                                        3,667         3,667
                                        -------------------------------------------------------------------------------------------
Balance, December 31, 2001                                                            (6,437,572)
                                            21,360,010      21,360    7,214,045                            (148,589)       649,244

Net loss                                                                                (108,531)                        (108,531)

Translation Adjustments                                                                                          612           612

                                        -------------------------------------------------------------------------------------------

Balance, March 31, 2002                     21,360,010  $   21,360  $ 7,214,045     $ (6,546,103)     $    (147,977)    $  541,325
                                        ===========================================================================================


                                             XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                     ( Unaudited )
Stated in U.S. dollars                                                                 2002                 2001
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                               $(108,531)        $    (828,331)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                           57,029                66,815
    Translation adjustments                                                                    612                 2,789

    Equity income of The Link Group, Inc.                                                 (24,352)                     -
    Changes in assets and liabilities

      (Increase) Decrease in accrued interest receivables                                    (332)                 2,462
      Increase in prepaid expenses and other current assets                                (1,052)             (125,396)
      (Increase) Decrease in inventory                                                        (45)                 3,682


      (Increase) Decrease in net assets of discontinued operations                               -                30,565

      (Increase) Decrease in deferred costs                                               (31,656)                23,162
      Increase (Decrease) in accounts payable                                             (21,958)               176,750
      Increase (Decrease) in deferred revenue                                             (42,812)               228,369
                                                                                ------------------- ---------------------
  Net cash used in operating activities                                                  (173,097)             (419,133)
                                                                                ------------------- ---------------------

Cash flows from investing activities
  Purchases of property and equipment                                                     (49,926)              (72,301)

  Reduction in investment                                                                    1,292                 1,333

  Reduction in loan to ProtectServe Pacific Ltd.                                           360,400                     -

  Investment in The Link Group, Inc.                                                     (600,300)                     -
                                                                                ------------------- ---------------------
  Net cash flows used in investing activities                                            (288,534)              (70,968)
                                                                                ------------------- ---------------------

Cash flows from financing activities
  Principal payments on capital lease obligations                                         (15,056)              (20,365)
                                                                                ------------------- ---------------------
  Net cash flows used in financing activities                                             (15,056)              (20,365)
                                                                                ------------------- ---------------------

Decrease in cash and cash equivalents                                                    (476,687)             (510,466)

Cash and cash equivalents - beginning of period                                          1,360,071             2,619,288

                                                                                ------------------- ---------------------
Cash and cash equivalents - end of period                                             $    883,384         $   2,108,822
                                                                                =================== =====================

Supplemental Information :
Cash paid for :
                                                                                                 $
    Interest                                                                                 2,971          $      3,019

    Income taxes                                                                                 -                     -

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                  ( Unaudited )


1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of the management all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2001 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.


2. Property and Equipment


      Property and equipment consists of the following :

                                                           March 31, 2002         December 31, 2001

      Office equipment                                       $    219,799             $     229,349
      Equipment                                                   904,407                   757,625
      Computer software                                            83,299                    83,299

      Furniture                                                    27,976                    27,976
                                                   -------------------------------------------------
      Total                                                     1,235,481
                                                                                          1,098,249
      Less : Accumulated depreciation                           (528,468)                 (384,078)
                                                   -------------------------------------------------
      Net book value                                         $    707,013             $     714,171
                                                   =================================================

The depreciation expense charged to continuing operations for the three-month period ended March 31, 2002 is $57,029.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                  ( Unaudited )


3. Capital Lease Obligation

The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,330 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum.

     Total minimum lease payments
     For the year ended March 31

                            2003                      $                 44,457
     Less : Amount representing interest                                 (673)
                                                        -----------------------
     Present value of minimum lease payment                             43,784
     Less : Current portion                                           (43,784)
                                                        -----------------------
                                                      $                      -
                                                        =======================


4. Investment in The Link Group, Inc. ("Link")

Pursuant to a Subscription Agreement dated January 18, 2002, the Company paid $600,300 in a private placement of Link for 14,500,000 (pre-reverse one for four split) common shares at $0.0414 per share, as well as 10,875,000 special warrants convertible into 10,875,000 post-reverse one for four split common shares on or before January 31, 2004 at no additional consideration. The Company exercised the 10,875,000 special warrants on March 12, 2002. An option to purchase an additional 7,500,000 post-reverse one for four split common shares at $0.04 per share, or $300,000, until February 15, 2002, was also granted to the Company, which was not exercised.

By an agreement dated January 21, 2002, Link agreed to purchase all of the outstanding shares of Protectserve Pacific Ltd. ("PSP") through the issuance of 37,500,000 (post-reverse one for four split) common shares. Link has the right to buy back its shares at $0.001 per share from these individuals if PSP's after tax profit is less than Hong Kong $9 million dollars ("HKD") for the twelve months ending December 31, 2002. The buy back formula is for every HKD $333,333 that PSP falls short of the HKD $9 million after tax profit, Link can buy back one million (post-reverse one for four split) common shares from these individuals.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                  ( Unaudited )


4. Investment in The Link Group, Inc. ("Link") - Continued

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. The Company therefore accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow:


  Original cost of 15,370,675 shares of The Link Group, Inc.       $  800,300

  Equity in undistributed earnings of investee company                 24,352

                                                                    ----------
  Investment - at equity                                           $  824,652
                                                                    ==========



5. Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2002 and 2001:

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

                                  ( Unaudited )


5. Basic and Diluted Loss Per Share - Continued

                                                                             Three months ended
                                                                         3/31/2002       3/31/2001
  Net loss from continuing operations                                      $(108,531)      $ (596,216)

  Weighted-average shares outstanding                                      21,360,010       21,360,010

  Effect of dilutive securities :
  Dilutive options                                                                  -                -
  Dilutive warrants                                                                 -                -
                                                                      ---------------------------------
  Dilutive potential common shares                                                  -                -
                                                                      ---------------------------------

  Adjusted weighted-average shares and assumed conversions                 21,360,010       21,360,010

  Basic loss from continuing operations per share                           $  (0.01)        $  (0.03)
                                                                      =================================

  Diluted loss from continuing operations per share                         $  (0.01)        $  (0.03)
                                                                      =================================


Due to the loss for the three-month periods ended March 31, 2002 and 2001, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.


6. Total Amount Advanced to Joint Venture

As at March 31, 2002, the total amount advanced to the joint venture project is $3,151,527.


7. Segment and Geographic Data

The Company's reportable segments are geographic areas that provide internet-related services and products to the Chinese markets. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                  ( Unaudited )


7. Segment and Geographic Data - Continued

                                            China            Canada            Other             Total
         For three months ended March 31, 2002
         -------------------------------------

         Revenue from continuing

            Operations                     $ 1,008,590                -                 -        $  1,008,590


         Operating loss                       (70,177)          (5,309)          (58,412)           (133,898)


         Total assets                        2,553,326            6,763         1,005,778           3,565,867

         For three months ended March 31, 2001
         -------------------------------------

         Revenue from continuing

            Operations                      $  675,831                -                 -          $  675,831


         Operating loss                      (585,249)          (3,117)          (36,562)           (624,928)


         Total assets                        3,146,529           34,123         1,450,740           4,631,392

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information presented here should be read in conjunction with Xin Net Corp.'s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash, receivables and investments of $947,202 at March 31, 2002.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the first quarter of 2002. It has equipment of $707,013 on the books, which is not necessarily liquid at such value. It has an investment in The Link Group, Inc. valued at $824,652. Other than cash capital, its other assets would be illiquid.

     At the end of the quarter, it had $2,034,202 in current assets. It had Current liabilities of $3,024,542, which included deferred revenues of $1,818,888 and a security deposit of $500,000 from the sale of its Internet Access Provision business in June 2001. (The Company is experiencing some delays in obtaining new funding; it plans to close the sale of its Internet Access Provision services when this issue is resolved).

     The cash capital at the end of the quarter of $883,384 will be used to fund continued operations, which management believes is adequate to satisfy its cash requirements for at least the next twelve months. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

     Net cash flows used in operating activities decreased to $173,097 in the first quarter in 2002 from $419,133 in the corresponding quarter in 2001. The single most important item which contributed to this result was the decrease in net loss to $108,531 in the first quarter in 2002, as compared to $828,331 ($596,216 due to continuing operations and $232,115 due to discontinued operations) in first quarter 2001. Net cash flow used in investing increased to $288,534 in first quarter 2002 as compared $70,968 in first quarter 2001 primarily due to an investment of $600,300 in The Link Group, Inc., combined with the repayment of a $360,400 loan to the Company by ProtectServe Pacific Ltd. Purchases of equipment decreased to $49,926 in first quarter 2002 from $72,301 in first quarter 2001. Net cash flow used in financing activities decreased to $15,056 in first quarter 2002, compared to $20,365 in first quarter 2001.

Changes in Financial Condition:

     At the end of the first quarter 2002 Company assets had decreased to $3,565,876 compared to $3,753,612 at year-end 2001. The current assets totaled $2,034,202 at the end of first quarter 2002 compared to $2,839,441 at year-end 2001. Total liabilities at end of first quarter 2002 were $3,024,542 compared to $3,104,368 at year-end 2001. At March 31,2002 the Company had $883,384 in cash compared to $1,360,071 at year-end 2001; approximately half of the cash used in the first quarter 2002 was due to the Company "net" investment in The Link Group, Inc. Net cash, investments and receivables at March 31, 2002 totaled $947,202.


Need for Additional Financing:

     The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. But if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion. The Company signed a funding agreement with the iBanc Group, Inc. in November 2001. If and when this agreement comes to fruition, a sum of 5-6 million will be made available to the Company. There is no assurance, however, that such funds will become available.

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

Market Risk:

     The Company's investments in The Link Group, Inc. will be subject to market volatility. It does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2001.

     Revenues in first quarter 2002 rose by 49% to $1,008,590 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $675,831 in first quarter 2001. The Company had cost of revenues of $395,585 in first quarter 2002, as compared to $283,366 in first quarter 2001. Gross profit in first quarter 2002 was $613,005 compared to $392,465 in first quarter 2001. The Company incurred operating expenses of $746,903 in first quarter 2002 compared to operating expenses of $1,017,393 in first quarter 2001. Operating loss for first quarter 2002 decreased substantially to $133,898 in contrast to the first quarter 2001 operating loss of $624,928. The company had interest and equity income of $25,367 in first quarter 2002 and $28,712 in first quarter 2001. The net loss in first quarter 2002 was $108,531 ($0.01/share) compared to the net loss in first quarter 2001 of $828,331 ($0.04/share).

     Revenues (excluding those generated by Internet Access Provision services, which the Company stopped providing as of June 2001) increased from $675,831 in first quarter 2001 to $1,008,590 in first quarter 2002, up 49%, as a result of the Company's continued efforts in expanding its customer base due to sales and marketing strategies in the areas of domain name registration and e-solutions services.

     Operating expenses decreased to $746,903 in first quarter 2002 from $1,017,393 in first quarter 2001. This result, achieved against the backdrop of an increase in revenues of almost 50%, was made possible by the cost-cutting measures which the Company implemented throughout 2001. Except for amortization, which increased to $57,029 in the first quarter of 2002 from $46,287 in the corresponding quarter in 2001, all expense categories saw a decrease: advertising and promotion to $30,955 from $134,750; general and administrative to $137,599 from $160,605; rent to $96,574 from $117,609; salaries, wages and benefits to $347,251 from $424,453, and telephone and communications to $77,535 from $133,689.


Future Trends:

    The Company will continue its cost-saving measures and ongoing efforts to increase revenues in order to achieve profitability. However the Company cannot assure that any profit on revenues can occur in the future. It may have to continue, through its joint venture business, to advertise and promote its services and develop additional value-added services. Operating losses may continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 14, 2002

                                          XIN NET CORP.



                                          by: /s/ Ernest Cheung
                                              ----------------------------
                                              Ernest Cheung, Secretary/Director