Form 10QSB
period 2002-06-30
XIN NET CORP
filed 2002-08-20
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: June 30, 2002

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

As of June 30, 2002, there were 21,360,010 shares of $0.001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                      XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                    June 30,             December 31,
Stated in U.S. dollars                                                2002                   2001
-----------------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
ASSETS
Current Assets

  Cash and Cash Equivalents                                 $762,146                $1,360,071

  Investments                                                1,317                   64,077

  Accrued Interest Receivables                               890                     701

  Loan to ProtectServe Pacific Ltd.                          -                       360,400

  Inventory                                                  6,031                   5,985

  Prepaid Expenses and Other Current Assets                  209,684                 183,188

  Net Assets of Discontinued Operations                      293,469                 293,341

  Deferred Costs                                             649,971                 571,678
                                                             ----------------------- ----------------------
Total Current Assets
                                                             1,923,508               2,839,441

Investment - at equity (Note 4)                              719,508                 -

Property and Equipment, Net  (Note 2)                        530,679                 714,171

Goodwill                                                     -                       200,000

                                                             ----------------------- ----------------------
Total Assets                                                 $3,173,695              $3,753,612
                                                             ======================= ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Other Accrued Liabilities             $620,953                $683,828

  Deferred Revenue                                           1,801,608               1,861,700

  Security Deposit                                           500,000                 500,000
  Capital Lease Obligation (Note 3)
                                                             -                       58,840
                                                             ----------------------- ----------------------
                                                             2,922,561               3,104,368

Commitments and Contingencies                                -                       -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 21,360,010                      21,360                  21,360

  Additional Paid In Capital                                 7,214,045               7,214,045

  Accumulated Deficit                                        (6,834,172)             (6,437,572)

  Accumulated Other Comprehensive Income                     (150,099)               (148,589)
                                                             ----------------------- ----------------------
Total Stockholders' Equity
                                                             251,134                 649,244

                                                             ----------------------- ----------------------

Total Liabilities and Stockholders' Equity                   $3,173,695              $3,753,612
                                                             ======================= ======================





                                           XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                                                  Three Months Ended June 30, Six Months Ended June 30,
Stated in U.S. dollars                                               2002         2001         2002         2001
---------------------------------------------------------------------------------------------------------------------
Revenue

  Domain Name Registration                                      $782,190     $599,036     $1,505,377   $1,087,878

  E-Solutions                                                    329,096      269,131      614,499      456,120
                                                                 ----------------------------------------------------

                                                                 1,111,286    868,167      2,119,876    1,543,998
Cost of Revenue

  Domain Name Registration                                       395,184      229,494      774,594      502,355

  E-Solutions                                                    51,060       14,764       67,235       25,269
                                                                 ----------------------------------------------------

                                                                 446,244      244,258      841,829      527,624

Gross Profit                                                     665,042      623,909      1,278,047    1,016,374
Expenses

  Advertising and promotion                                      45,054       104,198      76,009       238,948

  Depreciation and Amortization                                  94,442       47,685       151,471      93,972

  General and administrative                                     166,639      143,478      304,198      304,083

  Rent                                                           90,017       117,152      186,591      234,761

  Salaries, wages and benefits                                   313,421      387,910      660,672      812,363

  Telephone and communication                                    76,894       48,868       154,429      182,557

                                                                 ----------------------------------------------------

                                                                 786,467      849,291      1,533,370    1,866,684
                                                                 ----------------------------------------------------
Operating Loss
                                                                 (121,425)    (225,382)    (255,323)    (850,310)
Other Income and Expenses

   Interest income                                               697          12,805       1,712        41,517

   Other income                                                  12,463       -            12,463       -
   Equity loss in undistributed earnings of investee company
(Note 4)                                                         (105,144)    -            (80,792)     -

   Loss on disposal of capital assets                            (74,660)     -            (74,660)     -
                                                                 ----------------------------------------------------

                                                                 (166,644)    12,805       (141,277)    41,517

Loss from Continuing Operations                                  (288,069)    (212,577)    (396,600)    (808,793)

Loss from Discontinued Operations                                -            (210,713)    -            (442,828)
                                                                 ----------------------------------------------------

Net Loss Available to Common Stockholders                       $(288,069)   $(423,290)   $(396,600)   $(1,251,621)
                                                                 ====================================================
Loss per share attributable to common stockholders:

  Loss from continuing operations                                $(0.01)      ($0.01)      $(0.02)      $(0.04)

  Loss from discontinued operations                              -            (0.01)       -            (0.02)
                                                                 ----------------------------------------------------

  Total basic and diluted                                       $(0.01)       $(0.02)     $(0.02)      $(0.06)
                                                                 ====================================================
Weighted average number of common shares outstanding:

  Basic and diluted                                              21,360,010   21,360,010   21,360,010   21,360,010
                                                                 ====================================================


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          ( Unaudited )
Stated in U.S. dollars                                                2002             2001
--------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                       $(396,600)      $(1,251,621)

  Adjustments to reconcile net loss to net cash

    Provided by (Used in) operating activities

    Depreciation and amortization                                151,471         135,028

    Loss on disposal of capital assets                           74,660          -

    Translation adjustments                                      (1,510)         (270)

    Equity income of The Link Group, Inc.                        80,792          -
    Changes in assets and liabilities

      Increase in accrued interest receivables                   (189)           4,441

      (Increase) Decrease in prepaid expenses and other current  (26,496)        (105,520)
       assets

      (Increase) Decrease in inventory                           (46)            36,156

      Decrease in net assets of discontinued operations          -               59,742

      Increase in deferred costs                                 (78,293)        (22,958)

      Increase (Decrease) in accounts payable                    (62,875)        237,242

      Increase (Decrease) in deferred revenue                    (60,092)        222,590

      Increase in security deposits                              -               100,000
                                                                 ---------------------------------

  Net cash used in operating activities                          (319,178)       (585,170)
                                                                 ---------------------------------
Cash flows from investing activities

  Purchases of property and equipment                            (72,722)        (99,008)

  Reduction in investment                                        62,760          15

  Reduction in loan to ProtectServe Pacific Ltd.                 360,400         -

  Investment in The Link Group, Inc.                             (600,300)       -
                                                                 ---------------------------------

  Net cash flows used in investing activities                    (249,862)       (98,993)
                                                                 ---------------------------------
Cash flows from financing activities

  Principal payments on capital lease obligations                (28,885)        (31,345)
                                                                 ---------------------------------

  Net cash flows used in financing activities                    (28,885)        (31,345)
                                                                 ---------------------------------
Decrease in cash and cash equivalents                            (597,925)       (715,508)

Cash and cash equivalents - beginning of period                  1,360,071       2,619,288
                                                                 ---------------------------------

Cash and cash equivalents - end of period                        $762,146        $1,903,780
                                                                 =================================
Supplemental Information :
Cash paid for :

    Interest                                                     $7,003           $9,299

    Income taxes                                                  7,176                -




                                              XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                      ( Unaudited )

                                                                                              Accumulated
                                                    Stock      Additional                        Other
                                       Common     Amount At      Paid In     Accumulated     Comprehensive
Stated in U.S. dollars                 Shares     Par Value      Capital       Deficit          Income           Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999          21,360,000   $21,360       $7,214,025   $(1,318,945)   $(107,219)         $5,809,221

Exercise of Warrant for cash at             10         -               20                                             20
$2.00 per share in September 2000

Net loss                                                                     (3,607,724)                      (3,607,724)

Translation Adjustments                                                                      (45,037)            (45,037)
                                    ---------------------------------------------------------------------------------------
Balance, December 31, 2000          21,360,010    21,360        7,214,045    (4,926,669)    (152,256)          2,156,480


Net loss                                                                     (1,510,903)                      (1,510,903)

Translation Adjustments                                                                        3,667               3,667
                                    ---------------------------------------------------------------------------------------
Balance, December 31, 2001          21,360,010    21,360        7,214,045    (6,437,572)    (148,589)            649,244


Net loss                                                                       (396,600)                        (396,600)

Translation Adjustments                                                                       (1,510)             (1,510)

                                    ---------------------------------------------------------------------------------------
Balance, June 30, 2002             $21,360,010   $21,360       $7,214,045   $(6,834,172)   $(150,099)           $251,134
                                    =======================================================================================

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

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


2. Property and Equipment

      Property and equipment consists of the following :

                                                            June 30, 2002         December 31, 2001
                                                            -------------         -----------------
      Office equipment                                       $    222,432             $     229,349
      Equipment                                                   705,997                   757,625
      Computer software                                            86,380                    83,299

      Furniture                                                    27,976                    27,976
                                                   -------------------------------------------------
      Total                                                     1,042,785
                                                                                          1,098,249
      Less : Accumulated depreciation                           (512,106)                 (384,078)
                                                   -------------------------------------------------
      Net book value                                         $    530,679             $     714,171
                                                   =================================================

The depreciation expense charged to continuing operations for the three-month and six-month periods ended June 30, 2002 are $94,442 and $151,471 respectively.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

                                  ( Unaudited )


3. Capital Lease Obligation

The Company leases computer equipment, through its wholly owned subsidiary company Infornet Investment Corp., repayable at approximately $5,330 (CND 8,407) per month to June 30, 2002. The liability includes imputed interest at an average rate of 6.12% per annum. The computer equipment has been returned to the leaser upon the completion of the terms of the lease agreement.


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

   Original cost of 15,370,675 shares of The Link Group, Inc.      $    800,300
   Equity in undistributed earnings of investee company                (80,792)

                                                                    ------------
   Investment - at equity                                          $    719,508
                                                                    ============

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

                                  ( Unaudited )

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and six-month periods ended June 30, 2002 and 2001:



                                                           Three months ended                Six months ended
                                                       6/30/2002       6/30/2001        6/30/2002        6/30/2001
                                                       ---------       ---------        ---------        ---------
Loss from continuing operations                     $     (288,069) $     (212,577) $      (396,600) $      (808,793)

Loss from discontinued operations                                 -       (210,713)                -        (442,828)
                                                     --------------- --------------- ---------------- ----------------
Net loss for the period                                   (288,069)       (423,290)        (396,600)      (1,251,621)

Weighted-average shares outstanding                      21,360,010      21,360,000       21,360,010       21,360,000

Effect of dilutive securities :

Dilutive options - $1.30                                          -               -                -                -

Dilutive warrants - $1.00                                         -               -                -                -

Dilutive warrants - $1.50                                         -               -                -                -
                                                     --------------- --------------- ---------------- ----------------

Dilutive potential common shares                                  -               -                -                -
                                                     --------------- --------------- ---------------- ----------------
Adjusted weighted-average shares
and assumed conversions                                  21,360,010      21,360,000       21,360,010       21,360,000

Loss per share attributable to common shareholders:
Loss from continuing operations                              (0.01)          (0.01)           (0.02)           (0.04)


Loss from discontinued operations                                -           (0.01)               -            (0.02)

                                                     --------------- --------------- ---------------- ----------------
Total basic and diluted loss per share             $         (0.01)$         (0.02)$          (0.02)$          (0.06)
                                                     =============== =============== ================ ================

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

                                  ( Unaudited )


5. Basic and Diluted Loss Per Share - Continued

Due to the loss for the three-month and six-month periods ended June 30, 2002 and 2001, the effect of outstanding options and warrants was not included as the effect would be anti-dilutive.


6. Total Amount Advanced to Joint Venture

As at June 30, 2002, the total amount advanced to the joint venture project is $3,132,973.


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


                                                  China            Canada           Other            Total
For the three months ended June 30, 2002
----------------------------------------

Revenue from continuing operations        $         1,111,286  $            -  $             -$       1,111,286


Operating Loss                                       (81,823)         (3,042)         (36,560)        (121,425)


Total Assets                                        2,347,030           8,885          817,780        3,173,695


For the three months ended June 30, 2001
----------------------------------------

Revenue from continuing operations        $           868,167  $            -  $             - $        868,167


Operating Loss                                      (179,066)         (3,424)         (42,892)        (225,382)

Total Assets                                        2,448,671          22,797        1,274,694        3,746,162


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

                                  ( Unaudited )


7. Segment and Geographic Data - Continued


For the six months ended June 30, 2002
--------------------------------------

Revenue from continuing operations        $         2,119,876  $            -  $             -  $       2,119,876


Operating Loss                                      (152,000)         (8,351)         (94,972)          (255,323)


Total Assets                                        2,347,030           8,885          817,780          3,173,695


For the six months ended June 30, 2001
--------------------------------------

Revenue from continuing operations        $         1,543,998  $            -  $             -  $       1,543,998


Operating Loss                                      (764,315)         (6,541)         (79,454)          (850,310)

Total Assets                                        2,448,671          22,797        1,274,694          3,746,162

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations and financial condition ("MD&A") is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of Xin Net Corp. and Subsidiaries (the "Company") financial condition, changes in financial condition and results of operations. The MD&A is organized as follows:

o Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by the Company throughout the MD&A and in the consolidated financial statements are based on management's present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

o Recent accounting pronouncements - This sections provides an update on the Financial Accounting Standards Board's recent accounting pronouncements.

o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

o Liquidity and capital resources. This section provides an analysis of the Company's financial condition and cash flows as of and for the six months ended June 30, 2002.

o Results of operations. This section provides an analysis of the Company's results of operations for the second quarter of 2002 relative to that of 2001. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

o Nature of the Company's present operation and future trends. This section provides a general description of the Company's business, as well as recent developments that the Company believes are important in understanding the results of operations, as well as to anticipate future trends in those operations.

o Future trends. This section provides a discussion on events that are likely to have an impact on short-term or long-term liquidity.



Caution concerning forward-looking statements

The following discussion should be read in conjunction with Xin Net Corp.'s ("we," "us," or the "Company") financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," "intends," "will" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company has not had a chance to review what impact this standard may have on its financial statements.

Critical Accounting Policies And Estimates

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, deferred costs and revenue, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be affected by managements estimates and/or judgments.

Deferred revenue and deferred costs: The Company's revenue is primarily derived from the sale of nonrefundable subscription services (Internet access usage cards and content services) and domain name registration services, and is recognized over the period the services are provided. Deferred revenue consists primarily of prepaid subscription agreements and domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost consists primarily of amounts paid to various Registrars for domain name registration fees and are deferred on the same basis as revenue. Deferred revenue represents 62% of the Company's total current liabilities at June 30, 2002 and deferred costs represent 34% of the Company's total current assets at June 30, 2002, or 20% of the Company's total assets.

Investment in "The Link Group, Inc." ("Link"): The Company's investment in The Link Group, Inc. will be subject to market volatility. The Company owns 28.8% of the total issued and outstanding shares of Link and accounts for the investment on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. The assets cost at June 30, 2002, was $719,508, representing 23% of the Company's total assets.

Liquidity and capital resources
-------------------------------

Liquidity. The Company had net cash, receivables and investments of $764,353 at June 30, 2002. The Company has no other capital resources other than the ability to use its common stock to raise additional capital. It did not raise any additional capital during the first quarter or second quarter of 2002. It has equipment of $530,679 on the books, which is not necessarily liquid at such value. It has an investment in The Link Group, Inc. acquired at a cost of $800,300. Other than cash capital, its other assets would be illiquid.

At the end of the quarter, it had $1,923,508 in current assets. It had current liabilities of $2,922,561, which included deferred revenues of $1,801,608 and a security deposit of $500,000 from the sale of its Internet Access Provision business in June 2001. (The Company continues to experience some delays in obtaining new funding; it plans to close the sale of its Internet Access Provision services when this issue is resolved).

The cash capital at the end of the quarter of $762,146 will be used to fund continued operations, which management believes is adequate to satisfy its cash requirements for the next twelve months. The trend of operating losses could continue due to costs of equipment and telecommunications, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

Cash flows. Net cash flows used in operating activities decreased to $319,178 in the first six months in 2002 from $585,170 in the corresponding period in 2001. The single most important item which contributed to this result was the decrease in net loss to $396,600 in the first six months in 2002, as compared to $1,251,621 in the first six months in 2001. Net cash flow used in investing increased to $249,862 in first six months in 2002 as compared $98,993 in first six months 2001 primarily due to an investment of $600,300 in The Link Group, Inc., combined with the repayment of a $360,400 loan to the Company by ProtectServe Pacific Ltd. Purchases of equipment decreased to $72,722 in first six months 2002 from $99,008 in first six months 2001. Net cash flow used in financing activities decreased marginally to $28,885 in first six months 2002, compared to $31,345 in first six months 2001.

Changes in Financial Condition. At the end of the second quarter 2002 Company assets had decreased to $3,173,695 compared to $3,753,612 at year-end 2001. The current assets totaled $1,923,508 at the end of second quarter 2002 compared to $2,839,441 at year-end 2001. Total liabilities at end of second quarter 2002 were $2,922,561 compared to $3,104,368 at year-end 2001. At June 30,2002 the
Company had $762,146 in cash compared to $1,360,071 at year-end 2001; $200,000 in net cash was used in the first quarter 2002 as the Company's investment in The Link Group, Inc. Net cash, investments and receivables at June 30, 2002 totaled $764,353.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2001.

Revenues. Revenues (excluding those generated by Internet Access Provision services which the Company ceased providing since June 2001) in second quarter 2002 rose 28% to $1,111,286 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $868,167 in second quarter 2001. The increase is a result of the Company's continued efforts in expanding its customer base due to sales and marketing strategies in the areas of domain name registration and e-solutions services.

Cost of revenues and gross margin. The Company had cost of revenues of $446,244 in second quarter 2002, as compared to $244,258 in second quarter 2001. Gross profit in second quarter 2002 was $665,042 compared to $623,909 in second quarter 2001.

Operating expenses. The Company incurred operating expenses of $786,467 in second quarter 2002 compared to operating expenses of $849,291 in second quarter 2001, a decrease of 7%. This result, achieved against the backdrop of an increase in revenues of 28%, was made possible by the cost-cutting measures which the Company implemented throughout 2001 and continued in the first six months 2002. Expenses which increased were: amortization, to $94,442 in the second quarter of 2002 from $47,685 in the corresponding quarter in 2001; telephone and communications, to $76,894 in second quarter 2002 from $48,868 in the corresponding 2001 period; and general & administrative, to $166,639 in second quarter 2002 from $143,478 in the second quarter 2001. All other expense categories saw a decrease: advertising and promotion to $45,054 from $104,198; rent to $90,017 from $117,152; and salaries, wages and benefits to $313,421 from $387,910.

Net loss and loss per share. Operating loss for second quarter 2002 decreased by 46% to $121,425 compared to the second quarter 2001 operating loss of $225,382. The company had "other loss" of $166,644 in second quarter 2002 compared to "other gain" of $12,805 in second quarter 2001. The net loss in second quarter 2002 was $288,069 ($0.01/share) compared to the net loss in second quarter 2001 of $423,290 ($0.02/share).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001.

Revenues. Revenues (excluding those generated by Internet Access Provision services which the Company ceased providing since June 2001) in the six months 2002 rose to $2,119,876 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $1,543,998 in the same period in 2001. The increase is a result of the Company's continued efforts in expanding its customer base due to sales and marketing strategies in the areas of domain name registration and e-solutions services.

Cost of revenues and gross margin. The Company had cost of revenues of $841,829 in the period in 2002, as compared to $527,624 in the period in 2001. Gross profit in the period in 2002 was $1,278,047 compared to $1,016,374 in the period in 2001.

Future Trends

Need for Additional Financing. The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. But if losses continue it may have to sale its investments, seek loans or equity placements to cover longer term cash needs to continue operations and expansion. The Company signed a funding agreement with the iBanc Group, Inc. in November 2001. During the course of the second quarter, the Company persevered in its efforts to obtain this funding, but no concrete results have followed thus far. If and when the agreement with iBanc comes to fruition, a sum of $5-6 million will be made available to the Company. There is no assurance, however, that such funds will become available. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operations expenses.

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

Operating expenses. The Company incurred operating expenses of $1,533,370 in the period in 2002 compared to operating expenses of $1,886,684 in the period in 2001, a decrease of 18%. This result, achieved against the backdrop of an increase in revenues of$575,878, was made possible by the cost-cutting measures which the Company implemented throughout 2001 and continued in the first six months 2002. Expenses which increased were: amortization, to $151,471 in the period in 2002 from $51,972 in the corresponding period in 2001; general & administrative, to $304,198 in the period in 2002 from $304,083 in the period in 2001. All other expense categories saw a decrease: advertising and promotion to $76,009 from $238,948; rent to $186,591 from $234,781; salaries, wages and benefits to $660,672 from $812,363; telephone and communications to $154,429 from $182,357.

Net loss and loss per share. Operating loss for the period in 2002 decreased by ($255,323) compared to the same period in 2001 operating loss of ($850,310).
The company had "other loss" of ($141,277) in the period in 2002 compared to "other gain" of $41,517 in the period in 2001. The net loss in the period in 2002 was ($396,600) ($0.02/share) compared to the net loss in the same period in 2001 of ($125,621) ($0.04/share).

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

The Company will continue to seek additional funding. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

Market Risk. The Company's investments in The Link Group, Inc. will be subject to market volatility. It does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended June 30, 2002. (incorporated by reference)

                                    None.

                                Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 19, 2002

                                          XIN NET CORP.


                                          by: /s/ Maurice Tsakok
                                              ----------------------------
                                              Maurice Tsakok, Director