Form 10QSB/A
period 2002-06-30
XIN NET CORP
filed 2002-09-03
CIK 1082603

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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 AS COMPARED TO THE
----------------------------------------------------------------------------
QUARTER ENDED JUNE 30, 2001.
---------------------------


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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME
-----------------------------------------------------------------------------
PERIOD IN 2001.
--------------


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

Operating expenses. The Company incurred operating expenses of $1,533,370 in the period in 2002 compared to operating expenses of $1,866,684 in the period in 2001, a decrease of 18%. This result, achieved against the backdrop of an increase in revenues of $575,878, was made possible by the cost-cutting measures which the Company implemented throughout 2001 and continued in the first six months 2002. Expenses which increased were: amortization, to $151,471 in the period in 2002 from $93,972 in the corresponding period in 2001; general & administrative, to $304,198 in the period in 2002 from $304,083 in the period in 2001. All other expense categories saw a decrease: advertising and promotion to $76,009 from $238,948; rent to $186,591 from $234,761; salaries, wages and benefits to $660,672 from $812,363; telephone and communications to $154,429 from $182,557.

Net loss and loss per share. Operating loss for the period in 2002 decreased by $255,323 compared to the same period in 2001 operating loss of $850,310.
The company had "other loss" of $141,277 in the period in 2002 compared to "other gain" of $41,517 in the period in 2001. The net loss in the period in 2002 was $396,600 ($0.02/share) compared to the net loss in the same period in 2001 of $1,251,621 ($0.04/share).


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


                                    Exhibit 99.14 and 99.14b


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


Dated: September 3, 2002

                                          XIN NET CORP.


                                          by: /s/ S.Y. Marc Hung
                                              ----------------------------
                                              S.Y. Marc Hung, President