Form 10QSB
period 2002-09-30
XIN NET CORP
filed 2002-11-14
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of

                       the Securities Exchange Act of 1934

                               CIK NO.: 0001042053

                      For Quarter Ended September 30, 2002

                             Commission File Number
                                     0-26559

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

Yes                X                                 No
---               ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

41,360,010 as of November 11, 2002.

                                  XIN NET CORP.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB

PART I. FINANCIAL INFORMATION                                               PAGE

  ITEM 1. Condensed Consolidated Financial Statements (Unaudited):

             Consolidated Balance Sheets                                  F-1

             Consolidated Statements of Operations                        F-2

             Consolidated Statements of Stockholders' Equity              F-3

             Consolidated Statements of Cash Flows                        F-4

             Notes to Condensed Consolidated Financial Statements      F-5 - F-8

  ITEM 2. Management's Discussion and Analysis                            11

  ITEM 3. Controls and Procedures                                         15

PART II. OTHER INFORMATION

  ITEM 1. Legal Proceedings                                               16
  ITEM 2. Changes in Securities and Use of Proceeds                       16
  ITEM 3. Defaults Upon Senior Securities                                 16
  ITEM 4. Submission of Matters to a Vote of Security Holders             16
  ITEM 5. Other Information                                               16
  ITEM 6. Exhibits and Reports on Form 8-K                                16

  SIGNATURE                                                               17

ITEM 1. FINANCIAL STATEMENTS


                                            XIN NET CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                       September 30,               December 31,
Stated in U.S. dollars                                                     2002                        2001
-----------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)

ASSETS
Current Assets

  Cash and Cash Equivalents                                    $683,630                   $1,360,071

  Investments                                                    14,259                       64,077

  Accrued Interest Receivables                                       12                          701

  Loan to ProtectServe Pacific Ltd.                                   -                      360,400

  Inventory                                                       6,212                        5,985

  Prepaid Expenses and Other Current Assets                     173,255                      183,188

  Net Assets of Discontinued Operations                         293,445                      293,341

  Deferred Costs                                                758,722                      571,678
                                                       ---------------------------- --------------------------
Total Current Assets                                          1,929,535                    2,839,441


Investment - at equity (Note 4)                                 629,800                            -

Property and Equipment, Net  (Note 2)                           528,981                      714,171

Goodwill                                                              -                      200,000
                                                       ---------------------------- --------------------------
Total Assets                                                $ 3,088,316                   $3,753,612
                                                       ============================ ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Other Accrued Liabilities              $ 640,387                     $683,828

  Deferred Revenue                                            1,866,667                    1,861,700

  Security Deposit                                              500,000                      500,000
  Capital Lease Obligation (Note 3)
                                                                      -                       58,840
                                                       ---------------------------- --------------------------
                                                              3,007,054                    3,104,368


Commitments and Contingencies                                         -                            -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 21,360,010                          21,360                       21,360

  Additional Paid In Capital                                  7,214,045                    7,214,045

  Accumulated Deficit                                        (7,004,231)                  (6,437,572)

  Accumulated Other Comprehensive Income                       (149,912)                    (148,589)
                                                       ---------------------------- --------------------------
Total Stockholders' Equity                                       81,262                      649,244

                                                       ---------------------------- --------------------------

Total Liabilities and Stockholders' Equity                  $ 3,088,316                   $3,753,612
                                                       ============================ ==========================


                         XIN NET CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                           Three Months Ended September 30,        Nine Months Ended September 30,
Stated in U.S. dollars                                         2002                2001               2002                2001
------------------------------------------------------------------------------------------------------------------------------------
Revenue
  Domain Name Registration                              $  770,061            $686,323           $2,275,438          $1,774,201

  E-Solutions                                              358,753             285,894              973,252             742,014
                                                        ----------------------------------------------------------------------------
                                                         1,128,814             972,217            3,248,690           2,516,215
Cost of Revenue
  Domain Name Registration                                 428,024             306,411            1,202,618             808,766

  E-Solutions                                               31,475              16,852               98,710              42,121
                                                        ----------------------------------------------------------------------------
                                                           459,499             323,263            1,301,328             850,887

Gross Profit                                               669,315             648,954            1,947,362           1,665,328

Expenses
  Advertising and promotion                                 48,833             101,998              124,842             340,946

  Depreciation and Amortization                             58,337              65,487              209,808             159,459

  General and administrative                               131,692             214,853              435,890             518,936

  Rent                                                     109,811              92,269              296,402             327,030

  Salaries, wages and benefits                             342,465             323,766            1,003,137           1,136,129

  Telephone and communication                               58,673             143,263              213,102             325,820
                                                        ----------------------------------------------------------------------------
                                                           749,811             941,636            2,283,181           2,808,320
                                                        ----------------------------------------------------------------------------
Operating Loss                                             (80,496)           (292,682)            (335,819)         (1,142,992)
Other Income and Expenses
   Interest income                                             145               9,520                1,857              51,037

   Other income                                                  -                   -               12,463                   -
   Equity loss in undistributed earnings of investee
     company (Note 4)                                      (89,708)                  -             (170,500)                  -

   Loss on disposal of capital assets                            -                   -              (74,660)                  -
                                                        ----------------------------------------------------------------------------
                                                           (89,563)              9,520             (230,840)             51,037

Loss from Continuing Operations                           (170,059)           (283,162)            (566,659)         (1,091,955)

Loss from Discontinued Operations                                -                   -                    -            (442,828)
                                                        ----------------------------------------------------------------------------

Net Loss Available to Common Stockholders               $ (170,059)          $(283,162)           $(566,659)        $(1,534,783)
                                                        ============================================================================
Loss per share attributable to common stockholders:

  Loss from continuing operations                           ($0.01)             ($0.01)              ($0.03)             ($0.05)

  Loss from discontinued operations                              -                   -                    -               (0.02)
                                                        ----------------------------------------------------------------------------

  Total basic and diluted                                   ($0.01)             ($0.01)              ($0.03)             ($0.07)
                                                        ============================================================================
Weighted average number of common shares
  outstanding:

  Basic and diluted                                     21,360,010          21,360,010           21,360,010          21,360,010
                                                        ============================================================================





                                            XIN NET CORP. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                                     ( Unaudited )

                                                                                          Accumulated
                                                 Stock     Additional                        Other
                                   Common      Amount At     Paid In      Accumulated    Comprehensive
Stated in U.S. dollars             Shares      Par Value     Capital        Deficit          Income          Total
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     21,360,000     $21,360      $7,214,025   $    (1,318,945)     $(107,219)      $5,809,221

Exercise of Warrant for cash
at $2.00 per share in
September 2000                         10           -              20                                                20

Net loss                                                                     (3,607,724)                     (3,607,724)


Translation Adjustments                                                                        (45,037)         (45,037)

                               -----------------------------------------------------------------------------------------
Balance, December 31, 2000     21,360,010      21,360       7,214,045        (4,926,669)      (152,256)       2,156,480


Net loss                                                                     (1,510,903)                     (1,510,903)


Translation Adjustments                                                                          3,667            3,667
                               -----------------------------------------------------------------------------------------
Balance, December 31, 2001     21,360,010      21,360       7,214,045        (6,437,572)      (148,589)         649,244


Net loss                                                                       (566,659)                       (566,659)

Translation Adjustments                                                                         (1,323)          (1,323)
                               -----------------------------------------------------------------------------------------
Balance, September 30, 2002    21,360,010     $21,360      $7,214,045   $    (7,004,231)   $  (149,912)      $   81,262
                               =========================================================================================



                                          XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                   ( Unaudited )
Stated in U.S. dollars                                                          2002                  2001
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities

  Net loss                                                             $(566,659)            $(1,534,783)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation and amortization                                        209,808                 200,574

    Loss on disposal of capital assets                                    74,660                       -

    Translation adjustments                                               (1,323)                  2,112

    Equity loss of The Link Group, Inc.                                  170,500                       -
    Changes in assets and liabilities

      Increase in accrued interest receivables                               689                   5,706

      (Increase) Decrease in prepaid expenses and other current assets     9,933                 (27,001)

      (Increase) Decrease in inventory                                      (227)                 36,156

      Decrease in net assets of discontinued operations                        -                  59,742

      Increase in deferred costs                                        (187,044)                 (9,874)

      Increase (Decrease) in accounts payable                            (43,441)                154,625

      Increase (Decrease) in deferred revenue                              4,967                 176,373

      Increase in security deposits                                            -                 500,000
                                                                 --------------------------------------------
  Net cash used in operating activities                                 (328,137)               (436,370)
                                                                 --------------------------------------------
Cash flows from investing activities

  Purchases of property and equipment                                   (129,337)               (150,929)

  Reduction in investment                                                 49,818                      66

  Reduction (Increase) in loan to ProtectServe Pacific Ltd.              360,400                (300,000)

  Investment in The Link Group, Inc.                                    (600,300)                      -
                                                                 --------------------------------------------
  Net cash flows used in investing activities                           (319,419)               (450,863)
                                                                 --------------------------------------------
Cash flows from financing activities

  Principal payments on capital lease obligations                        (28,885)                (49,631)
                                                                 --------------------------------------------
  Net cash flows used in financing activities                            (28,885)                (49,631)
                                                                 --------------------------------------------
Decrease in cash and cash equivalents                                   (676,441)               (936,864)

Cash and cash equivalents - beginning of period                        1,360,071               2,619,288
                                                                 --------------------------------------------
Cash and cash equivalents - end of period                               $683,630              $1,682,424
                                                                 ============================================

Supplemental Information :
Cash paid for :

    Interest                                                              $9,475                  $8,988

    Income taxes                                                           7,176                       -

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                  ( Unaudited )


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


2. Property and Equipment

      Property and equipment consists of the following:
                                                              September 30, 2002         December 31, 2001
                                                   -------------------------------------------------------
      Office equipment                                              $    226,022             $     229,349
      Equipment                                                          776,272                   757,625
      Computer software                                                   76,580                    83,299

      Furniture                                                           27,976                    27,976
                                                   --------------------------------------------------------
      Total                                                            1,106,850
                                                                                                 1,098,249
      Less: Accumulated depreciation                                   (577,869)                 (384,078)
                                                   --------------------------------------------------------
      Net book value                                                $    528,981             $     714,171
                                                   ========================================================

The depreciation expense charged to continuing operations for the three-month and nine-month periods ended September 30, 2002 are $58,337 and $209,808 respectively.

3. Investment in The Link Group, Inc. ("Link")

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 10, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow:

  Original cost of 15,370,675 shares of The Link Group, Inc.      $   800,300
  Equity in undistributed losses of investee company                 (170,500)
                                                                   ------------
  Investment - at equity                                          $    629,800
                                                                   ============


4. Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2002 and 2001:


                                                            Three months ended             Nine months ended
                                                         9/30/2002     9/30/2001       9/30/2002       9/30/2001
                                                         ---------     ---------       ---------       ---------
Loss from continuing operations                        $    (170,059)  $  (283,162)  $     (566,659)  $   (1,091,955)

Loss from discontinued operations                                  -             -                -        (442,828)
                                                        ------------- ------------- ---------------- ---------------
Net loss for the period                                     (170,059)     (283,162)        (566,659)     (1,534,783)
Weighted-average shares outstanding                       21,360,010    21,360,010       21,360,010      21,360,010

Effect of dilutive securities:


Dilutive options - $1.30                                           -             -                -               -

Dilutive warrants - $1.00                                          -             -                -               -

Dilutive warrants - $1.50                                          -             -                -               -
                                                        ------------- ------------- ---------------- ---------------

Dilutive potential common shares                                   -             -                -               -
                                                        ------------- ------------- ---------------- ---------------
Adjusted weighted-average shares
and assumed conversions                                   21,360,010    21,360,010       21,360,010      21,360,010

Loss per share attributable to common shareholders:

Loss from continuing operations                                (0.01)        (0.01)           (0.03)          (0.05)

Loss from discontinued operations                                  -             -                -           (0.02)
                                                        ------------- ------------- ---------------- ---------------
Total basic and diluted loss per share                $       (0.01)  $      (0.01) $         (0.03)  $       (0.07)
                                                        ============= ============= ================ ===============


The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

5. Total Amount Advanced to Joint Venture

As at September 30, 2002, the total amount advanced to the joint venture project is $3,020,459.


6. Segment and Geographic Data

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


                                                  China            Canada           Other            Total
For the three months ended September 30, 2002

Revenue from continuing operations        $         1,128,814  $            -  $             - $      1,128,814

Operating loss                                       (41,652)         (3,042)         (35,802)         (80,496)

Total Assets                                        2,367,683           6,576          714,057        3,088,316

For the three months ended September 30, 2001

Revenue from continuing operations        $           972,217  $            -  $             - $        972,217

Operating Loss                                      (194,541)         (7,423)         (90,718)        (292,682)

Total Assets                                        2,589,923          30,726        1,097,613        3,718,262

For the nine months ended September 30, 2002

Revenue from continuing operations      $           3,248,690  $            -  $             -  $       3,248,690

Operating Loss                                      (193,652)        (11,393)        (130,774)          (335,819)

Total Assets                                        2,367,683           6,576          714,057          3,088,316

For the nine months ended September 30, 2001

Revenue from continuing operations      $           2,516,215  $            -  $             -  $       2,516,215

Operating Loss                                      (958,856)        (13,964)        (170,172)        (1,142,992)

Total Assets                                        2,589,923          30,726        1,097,613          3,718,262

7. Subsequent Events

The Company has completed a private placement of 20 million common shares at $0.05 per share for a gross proceed of $1 million on October 30, 2002. These private placement shares will not have any right to any future distribution of The Link Group, Inc. shares that the Company currently owns. After the private placement, total issued and outstanding shares of the Company's common stock are 41,360,010. The effect of the issuance of 20,000,000 shares diluted the Company's common stock outstanding by approximately 48%. The transaction was approved by the Board of Directors.

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

        o Recent accounting pronouncements - This section provides an update on the Financial Accounting Standards Board's recent accounting pronouncements.

        o Critical accounting policies. This section provides an analysis of the significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

        o Liquidity and capital resources. This section provides an analysis of the Company's financial condition and cash flows as of and for the nine months ended September 30, 2002.

        o Results of operations. This section provides an analysis of the Company's results of operations for the third quarter of 2002 relative to that of 2001. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Caution concerning forward-looking statements
---------------------------------------------

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

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board has issued the following accounting pronouncements, none of which are expected to have a significant effect, if any, on the company's financial statements:

April 2002 - SFAS No. 145 - "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002.

June 2002 - SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities," which applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The Company believes this standard does not have any material effect on its financial statements.
Effective for exit or disposal activities initiated after December 31, 2002.

October 2002 - SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, " which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Effective for acquisitions for which the date of acquisition is on or after October 1, 2002.


Critical Accounting Policies And Estimates
------------------------------------------

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

We consider the following accounting policies to be affected by management's estimates and/or judgments:

Deferred revenue and deferred costs: The Company's revenue is primarily derived from the sale of nonrefundable services: domain name registration services, web hosting and e-solution provision services, and is recognized over the period the services are provided. Deferred revenue consists primarily of prepaid subscription agreements and domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost consists primarily of amounts paid to various Registrars for domain name registration fees and are deferred on the same basis as revenue. Deferred revenue represents 62% of the Company's total current liabilities at September 30, 2002 and deferred costs represent 39% of the Company's total current assets at September 30, 2002, or 25% of the Company's total assets.

Investment in "The Link Group, Inc." ("Link"): The Company's investment in The Link Group, Inc. will be subject to market volatility. The Company owns 28.8% of the total issued and outstanding shares of Link as of September 30, 2002 and accounts for the investment on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. The asset's carrying value at September 30, 2002, was $629,800, representing 20.4% of the Company's total assets.

Liquidity and capital resources
-------------------------------

Liquidity. The Company had net cash, receivables and investments of $697,901 at September 30, 2002. The Company has no other capital resources other than the ability to use its common stock to raise additional capital. It did not raise any additional capital during the first quarter, second quarter or third quarter of 2002. It has equipment of $528,981 on the books, which is not necessarily liquid at such value. It has an investment in The Link Group, Inc. acquired at a cost of $800,300. Other than cash capital, its other assets would be illiquid.

At the end of the quarter, it had $1,929,535 in current assets. It had current liabilities of $3,007,054, which included deferred revenues of $1,866,667 and a security deposit of $500,000 from the sale of its Internet Access Provision business in June 2001. (In the third quarter, the Company continued to experience delays in obtaining new funding; it plans to close the sale of its Internet Access Provision services when this issue is resolved).

The cash capital at the end of the quarter of $683,630 will be used to fund continued operations, which management believes is adequate to satisfy its cash requirements for the next six to twelve months. The trend of operating losses could continue due to costs of equipment and telecommunications, design of new value-added services start up operations for new locations and advertising and marketing that precede development of additional revenue for the Company.

Cash flows. Net cash flows used in operating activities decreased to $328,137 in the first nine months in 2002 from $436,370 in the corresponding period in 2001. The single most important item, which contributed to this result, was the decrease in net loss to $566,659 in the first nine months in 2002, as compared to $1,534,783 in the first nine months in 2001. Net loss decreased primarily as a result of an increase in gross margin of $282,034, a decrease in operating expenses of $525,139, and a decrease in loss from discontinued operations of $442,828. Net cash flow used in investing decreased to $319,419 in first nine months in 2002 as compared $450,863 in first nine months 2001 primarily due to an investment of $600,300 in The Link Group, Inc., combined with the repayment of a $360,400 loan to the Company by ProtectServe Pacific Ltd. Purchases of equipment decreased to $129,337 in first nine months 2002 from $150,929 in first nine months 2001. Net cash flow used in financing activities decreased to $28,885 in first nine months 2002, compared to $49,631 in the year 2001 corresponding period.

Changes in Financial Condition. At the end of the third quarter 2002, Company assets had decreased to $3,088,316 compared to $3,753,612 at year-end 2001. The current assets totaled $1,929,535 at the end of third quarter 2002 compared to $2,839,441 at year-end 2001. Total liabilities at end of third quarter 2002 were $3,007,054 compared to $3,104,368 at year-end 2001. At September 30, 2002 the Company had $683,630 in cash compared to $1,360,071 at year-end 2001. Net cash, investments and receivables at September 30, 2002 totaled $697,901.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 AS COMPARED TO
-----------------------------------------------------------------------------
THE QUARTER ENDED SEPTEMBER 30, 2001.
------------------------------------

Revenues. Revenues (excluding those generated by Internet Access Provision services which the Company ceased providing since June 2001) in third quarter 2002 rose 16% to $1,128,814 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $972,217 in third quarter 2001. The increase is a result of the Company's continued efforts in expanding its customer base due to sales and marketing strategies in the areas of domain name registration and e-solutions services.

Cost of revenues and gross margin. The Company had cost of revenues of $459,499 in third quarter 2002, as compared to $323,263 in third quarter 2001. Gross profit in third quarter 2002 was $669,315 compared to $648,954 in third quarter 2001.

Operating expenses. The Company incurred operating expenses of $749,811 in third quarter 2002 compared to operating expenses of $941,636 in third quarter 2001, a decrease of 20%. This result, achieved against the backdrop of an increase in revenues of 16%, was made possible by the cost-cutting measures which the Company implemented throughout 2001 and continued in the first nine months 2002. Expenses that decreased significantly were: advertising and promotion to $48,833 from $101,998, general and administrative to $131,692 from $214,853, and telephone and communication to $58,673 from $143,263.

Net loss and loss per share. Operating loss for third quarter 2002 decreased by 72% to $80,496 compared to the third quarter 2001 operating loss of $292,682. The company had "other loss" of $89,563 in third quarter 2002 compared to" other gain" of $9,520 in third quarter 2001. The net loss in third quarter 2002 was $170,059 ($0.01/share) compared to the net loss in third quarter 2001 of $283,162 ($0.01/share).


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
------------------------------------------------------------------------------
THE SAME PERIOD IN 2001.
-----------------------

Revenues. Revenues (excluding those generated by Internet Access Provision services which the Company ceased providing since June 2001) in the nine months 2002 rose to $3,248,690 in the form of net sales from its joint venture with Xin Hai Technology Ltd, as compared to net sales of $2,516,215 in the same period in 2001. The increase is a result of the Company's continued efforts in expanding its customer base due to sales and marketing strategies in the areas of domain name registration and e-solutions services.

Cost of revenues and gross margin. The Company had cost of revenues of $1,301,328 in the period in 2002, as compared to $850,887 in the period in 2001. Gross profit in the period in 2002 was $1,947,362 compared to $1,665,328 in the period in 2001.

Operating expenses. The Company incurred operating expenses of $2,283,181 in the period in 2002 compared to operating expenses of $2,808,320 in the period in 2001, a decrease of 19%. This result, achieved against the backdrop of an increase in revenues of $732,475, was made possible by the cost-cutting measures, which the Company implemented throughout 2001 and continued 2002. All expense categories, except for depreciation and amortization, saw a decrease. The major decreases were: advertising and promotion to $124,842 from $340,946; telephone and communications to $213,102 from $325,820. Depreciation and amortization increased to $209,808 from $159,459.

Net loss and loss per share. Operating loss for the period in 2002 decreased by $807,173 (71%) to $335,819 compared to the same period in 2001 operating loss of $1,142,992. The company had "other loss" of $230,840 in the period in 2002 compared to "other gain" of $51,037 in the period in 2001. The net loss in the period in 2002 was $566,659 ($0.03/share) compared to the net loss in the same period in 2001 of $1,534,783 ($0.05/share).


Nature of the Company's Present Operations and Future Trends
------------------------------------------------------------

New Funding. On October 30, 2002, the Company raised USD 1 million in new funding by way of a private placement of 20 million common shares at USD 0.05 per share. The Company believes it has sufficient capital to meet its foreseeable cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. But if losses continue it may have to sell its investments, seek loans or equity placements to cover longer term cash needs to continue operations and expansion. The Company signed a funding agreement with the iBanc Group, Inc. in November 2001. During the course of the third quarter, the Company persevered in its efforts to obtain this funding, but no concrete results have followed thus far. And there is no assurance that new funds will become available. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover long-term operations expenses and expansion of its business.

Future Trends. If future revenue declines, or operations continue to be unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. From the aspect of whether it can continue toward the business goal of maintaining and expanding the joint venture for Internet services in China, it may use all of its available capital without generating a profit. The Company will continue its cost-saving measures and ongoing efforts to increase revenues in order to achieve profitability. However the Company cannot assure that any profit on revenues can occur in the future. It may have to continue, through its joint venture business, to advertise and promote its services and develop additional value-added services. Operating losses may continue.

Inflation. The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.

Market Risk. The Company's investments in The Link Group, Inc. will be subject to market volatility. It does not hold any derivatives or other investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments that eliminates any potential market risk associated with such instruments.


ITEM 3. CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer of the Registrant, have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None

ITEM 2. CHANGES IN SECURITIES
-----------------------------

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
--------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None

ITEM 5. OTHER INFORMATION
-------------------------

Effective November 1, 2002, Mr. Marc Hung resigned as President and Chief Accounting Officer for personal reasons. Mr. Hung remains as a Director of the Company.

Ms. Angela Du was appointed President and Chief Accounting Officer effective November 1, 2002. Ms. Du, age 32, is also a Director of Infornet Investment Limited (a Hong Kong corporation), and where our operations primarily reside. Ms. Du was President and Director of Xin Net Corp. from 1997 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 XIN NET CORP.
                                                 (Registrant)
Dated:  November 13, 2002


                                        By: /s/ Angela Du
                                            -----------------------------
                                              President



                                            /s/  Ernest Cheung
                                            -----------------------------
                                              Chief Financial Officer