Form 10KSB
period 2002-12-31
XIN NET CORP
filed 2003-05-13
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2002


      General Form for Registration of Securities of Small Business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.
                                  -------------
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

              Yes       [X]    No    [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State issuer's revenues for its most recent fiscal year: $4,358,581.

Transitional Small Business Disclosure Format:

              Yes   [_]         No      [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002: $2,143,951.

Number of outstanding shares of the registrant's no par value common stock, as of May 1, 2003: 41,360,010.

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1. Business ..................................                            1

Item 2. Properties ................................                           13

Item 3. Legal Proceedings..........................                           13

Item 4. Submission of Matters to a Vote of Security
        Holders..........................                                     13

                                     PART II

Item 5. Market for Registrant's Common Stock and
        Security Holder Matters ..................                            13

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations ...............................                            14

Item 7. Financial Statements and Supplementary Data.                          18

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure.....                           18

                                    PART III

Item 9. Directors and Executive Officers of the
        Registrant.................................                           19

Item 10. Executive Compensation......................                         22

Item 11. Security Ownership of Certain Beneficial
         Owners and Management......................                          25

Item 12. Certain Relationships and Related
         Transactions...............................                          28

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K............                         29

Item 14.  Controls and Procedures ...................                         29

Signature Page                                                                30

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

CORPORATE OVERVIEW

   Xin Net Corp.'s structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:


                                  Xin Net Corp.
                                 (Florida, USA)

   Infornet Investment Corp.               Infornet Investment Ltd.
   (100% Owned)                            (100% Owned)
   (BC., Canada)                           (Hong Kong)

                                           Xin Net Telecom Corp. Ltd.
   Windsor Education Academy Inc.          (Formerly Placer Technologies Corp.)
   (100% Owned)                            (Joint venture, Beijing, China
   (BC., Canada)                            with Xin Hai)

   Xinbiz Corp.                            Xinbiz Ltd.
   (British  Virgin  Islands)              (Hong Kong)
   (100% Owned)                            (Xinbiz Corp. 100% owned)

     The Company also incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000. Both of these companies are wholly owned subsidiaries. Xinbiz Corp. and Xinbiz Ltd. do not have any operations.

   The Company's primary focus is to be an internet service company in the PRC (People's Republic of China), through its joint venture with Xin Hai. The joint venture company is called Xin Net Telecom Corp. Ltd (formerly called Placer Technologies Corp.) and referred to as the "joint venture", "Placer" or "Placer joint venture" in this report.

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

     Xin Hai started its internet service in Beijing in 1997. It was a supplier of internet-related services in the PRC in the major cities of Beijing, Chengdu, Guangzhou, Shanghai, Nanjing and Shenyang. Xin Hai management may in the future open offices in some other cities in the PRC.

   The Placer joint venture with Xin Hai implemented and developed software and computer network systems and provides capital for the Internet business owned and operated by Xin Hai. Through the subsidiary Infornet, the agreement with Xin Hai provides the Company with 100% profit participation in the Placer joint venture until the Company recoups its investment, at which time the profit share reverts to 20% to Xin Hai and 80% to the Company (through Infornet). In other words, a) before Xin Net Corp. has recouped its capital investment, 100% of the profits go to the Company, none to Xin Hai; and b) after Xin Net Corp. has recouped its invested capital, the Company will receive 80% of profits and 20% will go to Xin Hai. A different allocation of profits was originally agreed upon, but Infornet and Xin Hai subsequently amended the profit allocation. No profits were allocated either to Infornet or Xin Hai prior to the amendment.

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

     The Company entered into an Assets Transfer Agreement under which it agreed to transfer all the assets of the ISP operations in China to Beijing Sino Soft Intel Information Technology, Ltd. of Beijing. The transfer includes all transferable permits, equipment, agency contracts, customers, accounts, employees and operations.

          The price for the transfer of assets by is $700,000 (USD) payable to in Renminbi at the official exchange rate, as thus: $350,000 payable as a deposit upon signing with $350,000 to be paid by assumption of debt and adjustment of receivables. This was necessitated by the fact that the original agreement was delayed by SEC comments as to shareholder approval to the point that the business could not be operated and funded by the Company in 2002, and Beijing Sino assumed all funding of operations in 2002.

          The Company agreed to assign Logo, lines, numbers, locations and all accounts and assets and has agreed not to compete in China in the ISP business. No fixed debt is assumed by purchaser, but ongoing contracts for Internet access provision, etc. have been assumed by buyer.

          In February, 2003, the Company signed an agreement to sell the Company's China assets (Domain name registration) to a subsidiary of Sino-i.com Limited, a Stock Exchange of Hong Kong listed company for a total consideration of Rmb 20 million (approx. US$ 2.4 million). Infornet Investment Limited is the Company's wholly owned Hong Kong subsidiary that controls the Company's interest in Xin Net Telecom Corp. This transaction may be submitted for shareholder approval at the next General Meeting, if necessary. This transaction, will take the Company out of the China Internet business.

          Since the Company started its Internet business in China, it has seen rapid growth in Internet use in China; but it has also seen an equal if not greater growth in companies entering this arena. As a result, the industry experienced severely reduced operating margins. The Company had managed to continue to compete by cutting discretionary cost such as advertising and improving overall operating efficiencies. Although the Company is considered a leader in the Domain Name Registration field, due to the lack of adequate funding, future growth potential was limited at best. The Company had struggled for the past several years to break even and was hoping for some meaningful funding to grow, but the plan was nullified when the funding failed to materialize. As China becomes more and more open according to the terms of the WTO, the world's large well-funded companies have been given access to the China market and have seriously compromised the Company's competitive position.

NEW BUSINESS

         The Company will redirect its resources to the education and training field. In a recent study conducted by the OECD (Organization of Economic Co-operation and Development) and the UNESCO (United Nations Educational Scientific and Cultural Organization) titled "Financing Education - Investments and Returns", attributed education as a key ingredient in a country's economic growth. The study also examined sources of funding and found that 44% of educational expenditure for China came from private sources compared to an OECD average of 12%. In a press release dated January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc., a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Windsor is government certified and is profitable. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies that fit this profile with the goal of introducing foreign accredited programs into the China market. For the past several years, supplementary education had become a multi-billion dollar business in China, the most popular being Foreign Schools, English Training, Data Processing, Accounting and a variety of other programs. Started several years ago, this trend is still ascending and with the integration of China into the world community as well as the growth in personal disposable income, we expect the growth to continue for a substantial period of time.

On October 1, 2001 Xin Net signed an agreement to acquire all the shares of Protectserve Pacific Ltd. ("PSP"), an innovative developer and provider of state-of-the-art web-based surveillance, monitoring & control systems. Xin Net and PSP subsequently cancelled that agreement and replaced it with a new agreement by which Xin Net acquired control of a publicly traded company.
The new public company acquired PSP.

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

       In January 6, 2003, the Company announced the acquisition of Windsor Edu-cation Academy Inc., a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total considera-tion is C$ 200,000 (about US$ 128,000).

   Xin Net Corp. currently maintains an office at: #950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road, Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu, Nanjing and Shenyang.

COMPANY SERVICES

Internet Services

   In 2002, the Company business was focused on domain name registration, web-hosting and web design services under the ChinaDNS banner. It operated the web-site www.chinadns.com, the first in the PRC to offer online site registration. In October 1999, ChinaDNS was approved as an Official Agent of Network Solu-tions, Inc. The chinadns.com business has signed agreements with several hundred agents to sell its domain name registration services in the PRC. Amongst these are several local telecom companies, including Beijing Telecom and Luo-Yang Tele -com, which have adopted and purchased the proprietary ChinaDNS platform, and Ji Tong, China's third largest telecommunications company.

   On December 21, 1999 the Company was accredited by ICANN (Internet Corporation for Assigned Names and Numbers) as a new domain name registration service (www.chinadns.com), and became fully operational as such in July 2000. In November 2000, chinadns.com began to offer registration of chinese-character domain names ending in local .cn and international .com, .net and .org suffixes. The Company has recently begun to offer registration of .cc, .tv and .biz domain names.

Due to the continued loss on operations ($254,035 in 2002). In 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise of ASP for about $2,400,000. We are treating the DNS business as discontinued operations at this time, and China Enterprise is managing and funding the operations.

Education and Training

The Company is currently offering English as a Second Language (ESL) and related courses through Windsor Education Academy in the Richmond campus and also a new downtown Vancouver, B.C. office.

MARKETING

    Windsor Education Academy uses the printed media as well as recruitment agents to attract students. Word of mouth is also an important endorsement. Windsor is also a British Columbia Provincial Government endorsed ESL provider, receiving students from government programs, where the fee is paid by the government. Windsor is continuously working to improve its recognition for quality and service with the British Columbia Provincial Government.

EMPLOYEES

   At the end of December 31, 2002, Windsor Education Academy had approximately eleven employees, consisting of eight full and part time teachers and three administrative personnel. The key to success is the ability to attract students either publicly or privately funded. The number of employees will change as the student body changes and there is no collectively bargaining unit at the academy.

        The China unit had two full time employees at year end. It does not include employees of the joint venture partner XIN HAI which had 150 employees.

FACILITIES

        At year end, the Company maintained offices in Beijing, China on a space sharing basis with XIN HAI Technology. XIN HAI, the joint venture partner has offices in Guangzhou, Shanghai, Chengdu, Nanjing, Shenyang to services its internet domain name business.

Education and Training

   Windsor Academy has a campus in Richmond, British Columbia and a student centre in Vancouver, BC. They are equipped with personal computers and the standard classroom fixtures.

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION AND REVENUES

Internet Services
-----------------

   In 2002, Internet Domain Registration Services were the Company's principal services. Revenues primarily came from domain name registrations, web-hosting fees, web page design fees, e-commerce solution sales, advertising and other miscellaneous sources.

Education and Training

   The Company has redirected its resources to the education and training field. Windsor Education Academy is the first acquisition. In a recent study conducted by the OECD (Organization of Economic Co-operation and Development) and the UNESCO (United Nations Educational Scientific and Cultural Organization) titled "Financing Education - Investments and Returns", attributed education as a key ingredient in a country's economic growth. The study also examined sources of funding and found that 44% of educational expenditure for China came from private sources compared to an OECD average of 12%. Our first acquisition, Windsor, is government certified and is profitable. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies that fit this profile with the goal of introducing foreign accredited programs into the China market. For the past several years, supplementary education had become a multi-billion dollar business in China, the most popular being Foreign Schools, English Training, Data Processing, Accounting and a variety of other programs. Started several years ago, this trend is still ascending and with the integration of China into the world community as well as the growth in personal disposable income, we expect the growth to continue for a substantial period of time.

WORKING CAPITAL NEEDS

   On the Internet Services side, the working capital needs arise primarily from: the need for capital for expanding existing capacity of Company services, to open more offices in other major cities, to launch new value-added services, enhance capability for e-commerce design and development in the PRC. These requirements have been met by a private placement for an amount of US$5.5 million in May 1999 which provided the needed working capital to this day, but may be used up during the current year. In November 2001, the Company signed a funding agreement with the iBanc Group, Inc. but it failed to materialize. In October, 2002, the Company completed a private placement for an amount of US$1 million to meet working capital needs. In December 2002, about US$ 130,000 was committed to the acquisition of Windsor Academy. Furthermore, if shareholders exercise 5,884,990 outstanding series "A" warrants, and then 5,884,990 series "B" warrants, this will provide further capital for much faster and wider growth of the company. "A" warrants and "B" warrants are described in Item 6 under "Liquidity and Capital Resources".

DEPENDENCE ON CLIENT BASE

   The Internet Services in 2002 provided revenue through the joint venture from domain name registration fees, web design and web hosting fees, advertising and e-commerce solutions sales from the client base in the Chinese cities where Xin Hai is operating. At the end of December 2002, the historic number of registered domain names totaled over 600,000 and over 400,000 are current, and the number of web sites hosted was approximately 65,000. The joint venture and Company's dependence on this client base will not continue in the foreseeable future due to pending sale of China operations.

            On the Education Services side, there are about 100 students, Windsor is constantly relying on the printed media, word of mouth, recruiting agents and other marketing channels to increase the number of students.

   Backlog of Orders: None.

     Government Contracts: Windsor Education receives a number of ESL students from the Provincial Government of British Columbia under government programs.

COMPETITIVE CONDITIONS

Internet Services
-----------------

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

   Management believes these developments will continue to feed the growth of internet usage in China. Statistics released by the China Internet Network Information Center (CNNIC) put China's internet users at 26.5 million at the end of June 2001, compared to year ago number 16.9 million, or an increase of well over 50 percent. Also, the number of web sites grew from 27,289 in July 2000 to 293,213 in July 2002.

  The Company's domain name registration service, ChinaDNS, is consistently ranked by CNNIC as one of its top registrars. But competition is fierce from other well-ranked registrars, such as HiChina Web Solutions Limited and OnlineNIC Inc.

   A number of factors, which are beyond the Company's control and the effect of which cannot be accurately predicted, will affect the marketing of the internet access and services to the joint venture. These factors include political policy on Internet operation, political policy to open the doors to foreign investors, and the availability of adequate capital. The internet services industry in the PRC is highly competitive. The joint venture faces competition from other domain name registration and web hosting companies as mentioned earlier. Many of them possess greater financial and personnel resources than Xin Hai and the joint venture and therefore have greater leverage to use in developing new services, expanding capacities, hiring personnel and marketing. Accordingly, a high degree of competition in these areas is expected to continue. The markets for internet services and content have increased substantially in recent years, but cost of lines rental is still a major expense of the joint venture. There is no assurance that Company revenues will not be adversely affected by these factors.

        It is these multiple factors, as well as the continuing losses on opera-tions and the need for significant additional capital funding which is not readily available, which has caused the Company to decided to sell its business in China.
                                       7

   A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted may affect the marketing of the services. These factors include political policy to open the doors to foreign investors, the availability of adequate bandwidth of the ChinaNet backbone and gateway.

Education Services
------------------

   The supplementary education and training market is very fragmented, there are very few large ones and numerous small schools, established mostly in larger cities worldwide. There are several keys to a school's success, such as, quality of its curriculum and graduates, teachers and facilities, certifications and diplomas offered, location and accessibility, marketing and advertising, variety of programs offered, etc. The Company is striving to improve on all fronts as well as expanding through acquisitions and into the mainland China market.

XIN NET SPONSORED RESEARCH AND DEVELOPMENT

   None.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

     On the Internet Service side, the operations of the joint venture with Xin Hai are subject to local, provincial and national laws and regulations in the People's Republic of China. The joint venture partner, Xin Hai Technology Development Ltd., holds licenses to do businesses in the currently operated locations: Beijing, Chengdu, Guangzhou, Nanjing, Shanghai and Shenyang. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.

     On the Education Services side, Windsor Education Academy Inc. is governed by the Laws of the Province of British Columbia, Canada. The Company is fully licensed to conduct its business in the Province. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.


   (a) Local regulation

   The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in Canada and the PRC.


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

(c) Parents and Subsidiaries

Parent:

XIN NET CORP., a Florida corporation

Subsidiaries:

INFORNET INVESTMENT CORP., a British Columbia corporation (100%)
INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)
XIN NET TELECOM CORP. LTD. (formerly PLACER TECHNOLOGIES CORP.), a joint venture in China (100%, reverting to 80% Infornet Investment Limited and 0%, reverting to 20%, Xin Hai Technology Development).
XIN BIZ Corp (100% owned BVI Corp.)
XIN BIZ Limited (a Hong Kong Corp) (100% owned subsidiary of XIN BIZ Corp.) WINDSOR EDUCATION ACADEMY, INC. (100% owned British Columbia Corp.)

     The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) See Company 2002 Financial Statement, Note 7.

   Number of Persons Employed:

   As of December 31, 2002, the Company had two employees, Xiao-qing Du and Xin Wei, through Infornet Investment Corp., each at a salary of C$2,500 per month, involved in the day-to-day management of its business: Du partly in Canada and partly in China, and Wei in China. Xin Hai, our partner in the Placer joint venture, had approximately 150 full-time employees in PRC at the end of December 2002. There are 11 full and part time employees at Windsor Academy.


ITEM 2. PROPERTIES
------------------

     Xin Net Corp. currently maintains an office at: #950 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu, Nanjing and Shenyang. Windsor Academy currently rents spaces at 7900 Alderbridge Way, Unit 100, Richmond, BC and 534 Seymour Street, Vancouver, BC, Canada.

   As of December 31, 2002, the Xin Net Corp. had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate: None

(b) Computer and Office Equipment: $10,906

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

   (a) The Company common stock is traded on the Bulletin Board under the trad-ing symbol XNET. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 2001 and December 31, 2002, first quarter of 2003, and as of April 25, 2003 as follows:

                                  Bid (U.S. $)

                               HIGH             LOW
                               ----             ---
2003
----
April 25, 2003 *              0.05             0.04

First Quarter                 0.34             0.045

     * Indicates partial period

2002
-----
First Quarter                  0.38            0.21
Second Quarter                 0.28            0.08
Third Quarter                  0.18            0.06
Fourth Quarter                 0.15            0.05

2001
----
First Quarter                 1.375           0.625
Second Quarter                 0.75            0.33
Third Quarter                  0.49            0.18
Fourth Quarter                 0.55            0.21

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

   Such Bulletin Board quotations reflect inter-dealer prices, without mark up, mark down or commission and may not necessarily represent actual transactions.

   (b) As of December 31, 2002, Xin Net Corp. had approximately 7800 shareholders of record of the common stock.

   (c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

   (d) In October 2002, a private placement of 20 million common shares at $0.05 was sold to a group of investors for proceeds of $1 million. The shares were unregistered and were sold directly to the investors without an underwriter in offshore sales pursuant to the exemption afforded by Regulation S under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

   The information presented here should be read in conjunction with Xin Net Corp's consolidated financial statements and related notes. With the pending sale of the Chinese Internet operations, the figures presented in the financial statements are significantly different from the previous year.

LIQUIDITY AND CAPITAL RESOURCES

   The Company had cash capital of $957,133 at year-end 2002.

   The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It raised US$1 million during the year 2002. It has equipment of $10,906 on the books, which is not necessarily liquid at such value. Other than cash capital, its other assets would be illiquid.

   At the fiscal year-end it had $3,460,530 in current assets and current liabilities of $3,176,765.

   The cash capital at the end of the period of $957,133 will be used to fund continuing operations. The sale of the ChinDNS assets, once approved, will provide more than US$2 million in working capital. If the China operations were not sold, the Company has material commitments to expend funds to cover operat-ing expenses of operations in China. The trend of operating losses could con-tinue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede develop-ment of additional revenue for the Company.

Net cash flows used in operating activities decreased to $215,602 in 2002 from $401,849 in 2001. The increase in deferred revenue, $43,970 in 2002 as compared to $211,420 in 2001, the increase in deferred costs, $215,906 in 2002 as compared to $106,493 in 2001, the increase in security deposit (due to the sale of ISP assets in June 2001) to nil in 2002 from $500,000 in 2001 due to the pending sale of ChinaDNS, and the increase in accounts payable, $46,975 in 2002, as compared to $172,135 in 2001 are the main contributing factors to the year-over-year change in cash flow used in operations.

   Net cash flows used in investing activities was $420,935 in 2002 primarily representing cash paid of $600,300 for the equity investment in The Link Group, Inc., cash paid of $129,450 for the acquisition of Windsor Educational Academy, Inc., purchases of property and equipment totaling $141,135, and offset by the repayment of a loan from ProtectServe Pacific Ltd. of $360,400 and cash acquired in the Windsor Academy acquisition of $26,739. Net cash flows used in investing activities in 2001 was $792,303, primarily representing cash paid for the equity investment in The Link Group, Inc. of $200,000, purchases of property and equipment of $169,159, and cash advanced to ProtectServe Pacific Ltd. of $360,400.

Net cash flows provided by financing activities for 2002 were $971,115 resulting from the completion of a $1,000,000 private placement of the Company's common stock offset by $28,885 in principal payments on capital lease obligations. Net cash flows used in financing activities was $65,065 representing principal payments on capital lease obligations.

      The Company has revenues from its joint venture operations at this time. However capital from private placements, borrowing against assets and/or from warrants being exercised by warrant holders, is required to fund future operations. The Company completed a private offering of common stock at $0.40 per share for $750,000 in June 1998. In 1999, it closed a private placement of
5.5 million units of common stock at US$1.00 per unit consisting of one (1) common share and one (1) Non-Transferable Share Purchase Warrant (Series "A" warrant). One (1) "A" warrant entitles the holder to purchase on or before March 31, 2001 one (1) additional unit of the issuer at a price of US$2.00 per unit, each unit consisting of one (1) common share and one (1) additional warrant (Series "B" warrant). The additional warrant ("B" warrant) entitles the holder to purchase one (1) common share of the issuer at a price of US$5.00 per share on or before March 31, 2002. In October 2002, the Company completed a private placement of 20 million common shares at US$ 0.05 per share.

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

On April 1, 2003 the Company amended both the Series "A" and Series "B" warrants as follows:

          (i) the exercise price of the Series "A" Share Purchase Warrants is adjusted to $0.50 each and their term is extended to March 31, 2005 ;

         (ii) upon exercise of one Series "A" Share Purchase Warrant at $0.50, the holder will receive one common share of the Company and one Series "B" Share Purchase Warrant; and

         (iii) the exercise price of the Series "B" Share Purchase Warrants is adjusted to $0.75 each and their term is extended to March 31, 2006;

         (iv) upon exercise of one Series "B" Share Purchase Warrant at $0.75, the holder will receive one common share of the Company.

Outstanding warrants are not included in the "Liquidity and Capital Resources" and they are not valued in the financial statements.

Changes in Financial Condition:

   At December 31, 2002, the Company's assets had increased to $3,918,160 compared to $3,753,612 at December 31, 2001. The current assets totaled $3,460,530 at 2002 year-end compared to $3,549,864 at 2001 year-end. Total liabilities at year-end 2002 were $3,176,765 compared to $3,104,368 at 2001 year-end. At December 31, 2002 the Company had $957,133 in cash compared to $434,215 a year ago.

Need for Additional Financing:

   The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, but it will have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

  With the pending sale of the Chinese Internet operations, the figures presented in the financial statements are significantly different from the previous year.


Revenues. From Assets Held for Sale, the Company achieved revenues of $4,358,581 in 2002 in the form of net sales of domain name registration services and e-solutions services (i.e. excluding Internet Access Provision services, which were discontinued in June 2001) from its joint venture with Xin Hai Technology Ltd. The Company had operating cost of $4,612,616 in 2002, resulting in a loss of $254,035 despite of extensive cost cutting measures, which is included in the consolidated statement of operations under the caption "Loss from Discontinued Operations." Revenues from sales of domain name registration services and e-solutions services increased from $3,595,483 in 2001 to $4,358,581 in 2002. Operating costs increased from $4,448,491 to $4,612,616 for the same period.

Operating Expenses. Aside from the Assets Held for Sale, the Company incurred operating expenses of $191,269 in 2002 compared to operating expenses of $298,525 in 2001. These results were made possible due to the Company's cost saving measures. Since 2001, the Company had scaled down its advertising and promotional campaign and signed an agreement to sell its ISP services business because of diminishing capital funds and continuing losses. In 2003, the Company also signed an agreement to dispose of the remainder of the Chinese Internet operations. The biggest decrease in expenditure items was General and administrative, which decreased to $128,596 in 2002 from $259,169 in 2001.

Loss from continuing operations. Loss from continuing operations for 2002 was $653,744 in contrast to the 2001 operating loss of $255,244. The company had other income of $16,953 in 2002 and nil in 2001. A significant contributor to the increase in net loss compared to 2001 was the equity loss in its investment in The Link Group, Inc. which amounted to $480,700 for 2002.

Loss from discontinued operations. Loss from discontinued operations in 2002 was $254,035 representing the results of the internet related services operations in China pending shareholder approval. Loss from discontinued operations for 2001 was $1,255,659 representing the results of the internet related services operations in China of $853,008 and the results of the ISP operations which were discontinued in June of 2001 of $402,651.

Net Loss. The net loss in 2002 was $907,779 compared to the net loss in 2001 of $1,510,903. The per share loss for 2002 was $0.04, and the per share loss for 2001 was $0.07.

Future Trends:

  On the Internet Service side, the Company does not believe that any profit on revenues can occur in the near future, because it will have to continue, through its joint venture business, to advertise and promote its services and develop additional value-added services in order to preserve or increase its market share. This is very capital intensive, without a corresponding quick increase in revenues. In spite of taking measures to control expenses, operating losses are expected to continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

   On the Education Services side, the Company recently acquired operations of Windsor Educational Academy and based on the industry research available, it believes the potential is substantial.

Recent Accounting Pronouncements:

The FASB issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

 In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial
Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition. Adequate disclosure has been made for all off balance sheet arrangements that it is reasonably possible to consolidate under FIN46.

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

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

NAME                       AGE              TITLE                     TERM

Xiao-qing Du               32       President                        Annual
                                    and Director

Ernest Cheung              52       Director and Secretary           Annual

Maurice Tsakok             51       Director                         Annual

Xin Wei                    33       President of Xin Hai             Annual
                                    Technology Development Ltd.
                                    (The joint venture partner in China)

   The following table sets forth the portion of their time the directors devote to the Company:

         Ernest Cheung               20%             Angela Du          100%
         Maurice Tsakok              20%

   The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the pleasure of the Board of Directors.

   (b) Identification of Certain Significant Employees.

     Strategic matters and critical decisions are handled by Company directors and executive officers: Xiao-qing Du, Ernest Cheung and Maurice Tsakok. Day-to-day management is delegated to Xiao-qing (Angela) Du partly in China and partly in Canada and Xin Wei in China. Du and Wei are employees of the wholly-owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of Xin Hai Technology Development, Ltd. and is also a director of the Xin Net Telecom Corp. Ltd. (formerly Placer) joint venture. His time is split approximately 60% Xin Hai (operations) and 40% Xin Net Telecom Corp. Ltd. (strategies, planning, business development).

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

     XIAO-QING (ANGELA) DU, President of subsidiary Infornet Investment Corp. and Director, age 32, was President and Director of our company from 1996 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment CORP., the Company's wholly owned subsidiary in Canada, and now is president and director of the Company.

     ERNEST CHEUNG, Secretary and Director, age 52, has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

Mr. Cheung is an officer or director in the following public companies:



Name of Issuer                      Symbol  Market   Position     From     To         Business
--------------                      ------  ------   --------     ----     --         --------
Agro International Holdings Inc.    AOH     CDNX     President    Jan-97   Current    Agriculture
China NetTV Holdings Inc.*          CTVH    OTCBB    President    May-00   Current    Set-Top Box Technology
Drucker, Inc.*.                     DKIN    OTCBB    Secretary    Apr-97   Current    Oil & Gas
ITI World Investment Group Inc.     IWI.A   CDNX                  Jun-98   Current    Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.     Apr-99   Current    Domain Name
                                                                                      Registration
Richco Investors Inc.               YRU.A   CDNX     President    May-95   Current    Financial, Management,
                                                                                      Capital Market Services
Spur Ventures Inc.                  SVU     CDNX                  Mar-97   Current    Fertilizer
The Link Group Inc.*                LNKG    OTCBB    Secretary    Dec-01   Current    Internet Surveillance
Xin Net Corp.*                      XNET    OTCBB    Secretary    Mar-97   Current    China Internet

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant since January 1997.


     MAURICE TSAKOK, Director (since 1997), age 51, was employed from 1994 to 1996 by Sagit Mutual Funds, a mutual fund company, who as a vice-president was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). In 2000, he became a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

   XIN WEI, age 33, is President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technology Corp., the Company's joint venture in China. Xin Wei graduated from Beijing Industry University in 1991 with a diploma in Computer Science. From 1991 to 1992 Xin Wei was a sales engineer of Beijing Sino-Soft Computer Institution. From 1992 to 1995 he was a Director of Beijing Xin Hai Technology Development Corp. From 1995 to 1996 he was a student in Canada, and also served as a director of Xin Hai Technology Development Corp.

  (e) Committees of the Board of Directors

  The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

  Compensation Committee. The Company established a Compensation Committee on October 5, 1999, which consists of two directors, Angela Du and Ernest Cheung. The Compensation Committee will be responsible for reviewing general policy matters relating to compensation and benefits of directors and officers, determining the total compensation of its officers and directors.

  Audit Committee. On August 31, 1999, the Board of Directors established an Audit Committee, which consists of two directors, Angela Du and Ernest Cheung. The Audit Committee will be charged with recommending the engagement of independent accountants to audit Company financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of Company management and independent accountants pertaining to its financial statements and performing other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

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


ITEM 10. EXECUTIVE COMPENSATION AND COMPLIANCE WITH SECTION 16(a)
-----------------------------------------------------------------

  (a) Officers' Compensation

   Compensation paid by the Company for all services provided up to December 31, 2002, (1) to each of the executive officers and (2) to all officers as a group.


                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants
----------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus Annual      Restricted Securities   Long Term           LTIP      All Other
Principal                         Compensation Stock     Underlying   Compensation/       Payments  Compensation
/Other($)    Awards    Options/     Options
Position                                                    SARs(#)
                                                            (SHARES)
----------------------------------------------------------------------------------------------------------
Xiao-qing Du  2000  30,000    0           0     0         0                0              0              0
President of  2001  32,084    0           0     0         0                0              0              0
Infornet      2002   4,809    0           0     0         0                0              0              0
Subsidiary          (CDN)
-------------------------------------------------------------------------------------------------------------
Ernest Cheung 2000       0    0      24,000     0         0                0              0              0
Secretary     2001       0    0      24,000     0         0                0              0              0
              2002       0    0      24,000     0         0                0              0              0
                                      (CDN)
-------------------------------------------------------------------------------------------------------------
Officers as   2000  30,000    0      24,000     0         0                0              0              0
A Group       2001  32,084    0      24,000     0         0                0              0              0
              2002   4,809    0      24,000     0         0                0              0              0
                     (CDN)            (CDN)
-------------------------------------------------------------------------------------------------------------

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


                                                SUMMARY COMPENSATION TABLE OF DIRECTORS
                                                        (To December 31, 2002)
                        Cash Compensation               Security Grants
-------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                   (SHARES)
------------------------------------------------------------------------------------------------------------
Xiao-qing Du,  2000    0          0        0           0           0                 0              0
Director       2001    0          0        0           0           0                 0              0
               2002    0          0        0           0           0                 0              0
-------------------------------------------------------------------------------------------------------------
Marc Hung      2000    0          0        29,500      0           0                 0              0
Director       2001    0          0        60,000      0           0                 0              0
(resigned)     2002    0          0        30,000      0           0                 0              0
                                             CDN
------------------------------------------------------------------------------------------------------------
Ernest Cheung, 2000    0          0        0           0           0                 0              0
Director       2001    0          0        0           0           0                 0              0
               2002    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------
Maurice Tsakok 2000    0          0       24,000 CDN   0           0                 0              0
Director       2001    0          0       24,000 CDN   0           0                 0              0
               2002    0          0       24,000 CDN   0           0                 0              0
-----------------------------------------------------------------------------------------------------------
Directors as a 2000    0          0       53,500 CDN   0           0                 0              0
group          2001    0          0       84,000 CDN   0           0                 0              0
               2002    0          0       54,000 CDN   0           0                 0              0
------------------------------------------------------------------------------------------------------------

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

Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

        The following persons failed to file forms on a timely basis during the past fiscal year as required under Section 16(a) as follows:

        Xiao-quing Du, President, Director              Form 5
        Ernest Cheung, Secretary, Director              Form 5
        Maurice Tsakok, Director                        Form 5
        Richco Investors, Inc.                          Form 5


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

   (a) Beneficial owners of five percent (5%) or greater, of Company common stock: The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 41,360,010 shares outstanding at March 31, 2003, and in the event of exercise of all options for our stock.


Title of        Name and Address                           Amount of                 Percent of          If"A"         If "B"
Class           of Beneficial Owner                        Beneficial Interest       Class               warrants      warrants
                                                                                                         exercised*    exercised**
-----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           #2754 Adanac St.                           2,760,000                 6.7%                5.2%          4.3%
                Vancouver, BC V5K 2M9                      (2)
Common          Richco Investors, Inc.                     5,611,500                 13.5%               10.6%         8.7%
Stock           Ste. 830-789 West Pender St.               (1)(3)(9)(10)
                Vancouver, BC V6C 1H2
Common          Ernest Cheung                              5,349,500                 12.9%               10.6%         8.3%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)(8)(9)(10)
                Vancouver, BC V6C 1H2
Common          Maurice Tsakok                             4,991,500                 12.0%               9.5%          7.7%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(10)
                Vancouver, BC V6C 1H2

   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at March 31, 2003, and in the event of exercise of all options for our stock.

Title of        Name and Address                            Amount of                 Percent of         If"A"         If "B"
Class           of Beneficial Owner                         Beneficial Interest       Class              warrants       warrants
                                                                                                         exercised*     exercised**
----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du (Director)                     2,760,000                 6.7%           5.2%               4.3%
Stock           2754 Adanac St.                             (2)
                Vancouver, B.C.  V5K 2M9
Common          Ernest Cheung                               5,611,500                 13.5%          10.6%              8.7%
Stock           (Secretary & Director)                      (1)(3)(5)(8)(10)
                (Including Richco Investors above)
Common          Maurice Tsakok                              5,611,500                 13.5%          10.6%              8.7%
Stock           (Director)                                  (1)(3)(6)(10)
                (Including Richco Investors above)
Total for officers and directors as a group                 8,911,500                 33.7           26.14              21.7

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Consulting Fees - The Company charged approximately $71,000 and $105,000 during years 2002 and 2001, respectively, for consulting fees paid to certain individuals who are also officers or directors of the Company.

Equity Investment - The Company's equity investment is with a company that is under common control with this company.

Options - Of the 2,136,000 stock options outstanding as of December 31, 2002, 1,642,000 options are held by current officers and directors of the Company and 262,000 options are held by the Company's former president, who resigned in April of 2003.

Warrants - There are 1,275,000 "A" and "B" warrants to purchase shares of common stock held by two different entities whose director is the same as this Company. The Company's former President has 80,000 "A" and "B" warrants to purchase shares of common stock, and a family member of the Company's former President has 60,000 "A" and "B" warrants to purchase common stock. All of the warrants are outstanding as of December 31, 2002.

Advances to Joint Venture - The Company has made loans to the joint venture during the periods presented. These loans bear no interest and are payable on demand. Total advances to the joint venture as of December 31, 2002 and 2001 were $3,152,184 and $3,138,231, respectively.

Xiao-qing (Angela) Du, President and Director of Xin Net Corp. and the Company's wholly-owned subsidiary, Infornet Investment Corp., and Xin Wei, President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technology Corp., the Company's joint venture in China, are husband and wife.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

---------------------------------------------------
(a)      Exhibits

10.11 Share Purchase Agreement (Incorporated by reference)
        Previously filed 8K 12/24/01
10.1 Investment Banking Agreement (Incorporated by reference)
        Previously filed 8K 11/28/01
10.1 Share Exchange Agreement (Incorporated by reference)
        Previously filed 8K 10/03/01
3.2 Amended Bylaws (Incorporated by reference)
        Previously filed 8K 8/15/01
10.1 Letter of Intent (Incorporated by reference)
        Previously filed 8K 8/03/01
10.1 Assets Transfer Agreement (Incorporated by reference)
        Previously filed 8K 7/12/01
99.14 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.14a Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

No Forms 8-K were filed during the last quarter of 2002.

ITEM 14.  Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Xin Net, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.


Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 2003
                                             XIN NET CORP.

                                             by: /s/ Angela Du
                                             ----------------------------
                                             Angela Du, President

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         President, Director and            May 13, 2003
/s/Angela Du             Principal Accounting Officer
------------------
 Angela Du

                         Secretary, Director and            May 13, 2003
/s/Ernest Cheung         Principal Financial Officer
-----------------
Ernest Cheung


/s/Maurice Tsakok        Director                           May 13, 2003
----------------
Maurice Tsakok

                                  CERTIFICATION


        I, Angela Du, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Xin Net Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 13, 2003                /s/ Angela Du
                                            ------------------------------------

                                            Angela Du, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer and
                                            Principal Accounting Officer)

       I, Ernest Cheung, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Xin Net Corp.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 13, 2003                         /s/  Ernest Cheung,
                                                     ---------------------------
                                                     Ernest Cheung, Principal
                                                     Financial Officer

                         XIN NET CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report......................................... F-1

Consolidated Balance Sheets.......................................... F-2

Consolidated Statements of Operations................................ F-3

Consolidated Statements of Changes in Stockholders' Equity........... F-4

Consolidated Statements of Cash Flows................................ F-5

Notes to the Consolidated Financial Statements....................... F-6 - F-19

                            Clancy and Co., P.L.L.C.
                                Phoenix, Arizona


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Xin Net Corp.

We have audited the consolidated balance sheets of Xin Net Corp. (a Florida corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xin Net Corp. and Subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

April 15, 2003



                                        XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 2002 AND 2001

Stated in U.S. dollars                                                2002                   2001
--------------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash and short-term deposits                                  $957,133                 $434,215

  Investments  (Note 4)                                          1,266                   64,077

  Loan to ProtectServe Pacific Ltd. (Note 7)                         -                  360,400

  Prepaid expenses and other current assets                     22,422                   29,750

  Assets to be disposed of (Note 10)                         2,186,337                2,368,081

  Net assets of discontinued operations (Note 11)              293,372                  293,341
                                                        --------------------  ---------------------
Total Current Assets                                         3,460,530                3,549,864


Investment - at equity (Note 7)                                319,600                        -

Property and Equipment, Net  (Note 6)                           10,906                    3,748

Goodwill (Note 7, 8)                                           127,124                  200,000

                                                        -------------------  --------------------
Total Assets                                                $3,918,160               $3,753,612
                                                        ===================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and other accrued liabilities              $109,044                 $84,650

  Unearned revenue (Note 8)                                     37,725                       -

  Liabilities to be disposed of  (Note 10)                   3,029,996               2,960,878
  Capital lease obligation, current portion (Note 9)                 -                  58,840
                                                        --------------------  --------------------
Total Current Liabilities                                    3,176,765                3,104,368


Commitments and Contingencies (Notes 10, 11, and 16)                 -                        -

Stockholders' Equity
  Common stock: $0.001 par value, authorized: 50,000,000

      Issued and outstanding: 41,360,010 (2001: 21,360,010)     41,360                   21,360

  Additional paid-in capital                                 8,194,045                7,214,045

  Accumulated deficit                                       (7,345,351)              (6,437,572)

  Accumulated other comprehensive loss                        (148,659)                (148,589)
                                                        --------------------  --------------------
Total Stockholders' Equity
                                                               741,395                  649,244
                                                        -------------------  ---------------------

Total Liabilities and Stockholders' Equity                  $3,918,160                3,753,612
                                                        ====================  ====================



   The accompanying notes are an integral part of these financial statements.



                                                    XIN NET CORP. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

Stated in U.S. dollars                                                         2002                      2001
----------------------------------------------------------------------------------------------------------------------
Expenses
  Depreciation                                                                $      2,221              $      8,993
  Consulting and professional                                                        47,376                     9,185
  General and administrative                                                        128,596                   259,169
  Salaries, wages and benefits                                                       13,076                    21,178
                                                                        --------------------      --------------------
                                                                                    191,269                   298,525
                                                                        --------------------      --------------------
Operating Loss                                                                    (191,269)                 (298,525)

Other Income (Expense)
   Interest income                                                                    1,272                    43,281
   Other income                                                                      16,953                         -
   Equity loss in undistributed earnings of investee company (Note 7)
                                                                                  (480,700)                         -
                                                                        --------------------      --------------------
Total Other Income (Expense)                                                      (462,475)                    43,281
                                                                        --------------------      --------------------

Loss from Continuing Operations Before Income Taxes                               (653,744)                 (255,244)

Provision for Income Taxes (Note 12)                                                      -                         -

Discontinued Operations
   Loss from Assets Held for Sale (Note 10)                                       (254,035)                 (853,008)
   Loss from Discontinued Operations (Note 11)                                            -                 (402,651)
                                                                        --------------------      --------------------
Loss from Discontinued Operations                                                 (254,035)               (1,255,659)
                                                                        --------------------      --------------------

Net Loss Available to Common Stockholders                                    $    (907,779)           $   (1,510,903)
                                                                        ====================      ====================

Loss per share available to common stockholders:
  Loss from continuing operations                                             $      (0.03)             $      (0.01)
  Loss from discontinued operations                                                  (0.01)                    (0.06)
                                                                        --------------------      --------------------
  Total basic and diluted                                                     $      (0.04)             $      (0.07)
                                                                        ====================      ====================

Basic and diluted weighted average common shares outstanding:                    24,757,270                21,360,010
                                                                        ====================      ====================


   The accompanying notes are an integral part of these financial statements.


                                                    XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                              Accumulated
                                                   Stock      Additional                          Other
                                     Common      Amount At      Paid-In      Accumulated      Comprehensive
Stated in U.S. dollars               Shares      Par Value      Capital        Deficit        Income (Loss)        Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000           21,360,010      $21,360    $ 7,214,045   $ (4,926,669)     $    (152,256)    $  2,156,480

Net loss                                                                        (1,510,903)                        (1,510,903)

Translation adjustments                                                                                  3,667           3,667

                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 2001           21,360,010       21,360      7,214,045     (6,437,572)          (148,589)         649,244

Common stock issued for cash         20,000,000       20,000        980,000                                          1,000,000

Net loss                                                                          (907,779)                          (907,779)

Translation adjustments                                                                                   (70)            (70)

                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 2002           41,360,010      $41,360   $  8,194,045   $ (7,345,351)     $    (148,659)      $  741,395
                                 ==============================================================================================



   The accompanying notes are an integral part of these financial statements.



                                       XIN NET CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
Stated in U.S. dollars                                                       2002                2001
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                                $    (907,779)     $   (1,510,903)
  Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities
    Depreciation                                                                 269,308             259,345
    Loss on disposal of capital assets                                            81,189                   -
    Provision for doubtful debts                                                  25,393                   -
    Translation adjustments                                                         (70)               3,667

    Equity loss of The Link Group, Inc.                                          480,700                   -
    Changes in assets and liabilities
     (Increase) Decrease in prepaid expenses and other current assets           (45,367)              38,809
      Decrease in inventory                                                        5,985              30,171
      Increase in deferred costs                                               (215,906)           (106,493)
      Increase in accounts payable                                                46,975             172,135
      Increase in deferred revenue                                                43,970             211,420
      Increase in security deposit                                                     -             500,000
                                                                    -----------------------------------------
  Net cash flows used in operating activities                                  (215,602)           (401,849)
                                                                    -----------------------------------------
Cash flows from investing activities
  Purchases of property and equipment                                          (141,135)           (169,159)
  Reduction (Purchase) in investment                                              62,811            (62,744)

  Reduction (Increase) in loan to ProtectServe Pacific Ltd.                      360,400           (360,400)
  Investment in The Link Group, Inc.                                           (600,300)           (200,000)
  Cash acquired in Windsor subsidiary acquisition                                 26,739                   -
  Cash paid for Purchase of Windsor subsidiary                                 (129,450)                   -
                                                                    -----------------------------------------
  Net cash flows used in investing activities                                  (420,935)           (792,303)
                                                                    -----------------------------------------
Cash flows from financing activities
  Principal payments on capital lease obligations                               (28,885)            (65,065)

  Issuance of common stock                                                     1,000,000                   -
                                                                    -----------------------------------------
  Net cash flows provided by (used in) financing activities                      971,115            (65,065)
                                                                    -----------------------------------------
Increase (Decrease) in cash and cash equivalents                                 334,578         (1,259,217)
Cash and cash equivalents - beginning of year                                  1,360,071           2,619,288
                                                                    -----------------------------------------
Cash and cash equivalents - end of year                                   $    1,694,649      $    1,360,071
                                                                    =========================================
Supplemental Information :
Cash paid for :
    Interest                                                               $      11,214       $      14,219

    Income taxes                                                            $      7,176                   -


   The accompanying notes are an integral part of these financial statements.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------
Nature of Business

Xin Net Corp. ("the Company") was incorporated under the laws of the State of Florida on September 12, 1996 with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company provides internet-related services, including domain name registration, web-hosting and other value-added services, such as e-commerce and advertising in six major cities in the Peoples Republic of China ("PRC"): Beijing, Shanghai, Shenyang, Chengdu, Guangzhou and Nanjing.

Due to the lack of funding and high competition in the market, the Company sign-ed an agreement to sell its internet-related services in the PRC (see Note 10 and 20 for details) and redirect its resources to the education and training
field.   (See Note 8)

Summary of Significant Accounting Policies

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company consolidates the assets, liabilities, revenues and expenses of the joint venture because it has control over its operating and financing decisions. All significant intercompany transactions and balances have been eliminated in consolidation.

Equity Method of Accounting for Investments - Investments in companies in which the Company owns a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash equivalents consists of time deposits with original maturities of three months or less.

Concentration of Credit Risk - The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in Canadian and Hong Kong banks that are not insured. Revenues were derived in geographic locations outside the United States from the joint venture operations in China. No customer accounted for more than 10% of the Company's revenues.

Investments - The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable debt securities are classified as held-to-maturity and carried at amortized cost, which approximates fair value.

Inventory - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market and consists of computer accessories and supplies.

Property and Equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to seven years.

Goodwill - Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill acquired has to be evaluated for impairment at the beginning of year 2002 and on an annual basis going forward according to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The standard requires a two-step process to be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value to be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires a hypothetical purchase price allocation analysis to be done to reflect a current book value of goodwill. The current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, impairment must be recorded. Annually, the goodwill is tested for impairment in the fourth quarter.

Revenue Recognition - The Company's revenue is primarily derived from the provision of domain name registration services and e-solutions.

        (1) Revenue derived from domain name registration services is recognized over the period the services are provided.

        (2) The e-solutions revenue consists principally of electronic commerce, software development and developing web-site home pages. Revenue is recognized as the services are performed or when the goods are delivered.

During December 2002, the Company acquired an educational academy that provides programs for English as a secondary language to new immigrants in Canada. Revenue will be recognized for language training services provided, and administrative duties in connection therewith, as the services are performed. The unrecognized portion is classified as unearned revenue on the balance sheet.

Cost Recognition - Costs of revenue includes direct costs to produce products and provide on-line services.

Deferred Revenue and Deferred Cost - Deferred revenue consists primarily of prepaid domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost consists primarily of amounts paid to various Registrars for domain name registration fees and are deferred on the same basis as revenue.

Advertising Costs - Advertising costs are expensed as incurred. Total advertising costs expensed during 2002 and 2001 were $169,977 and $880,661, respectively.

Product Development Costs - In accordance with American Institute of Certified Public Accountant's ("AICPA") Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," computer software costs incurred in the preliminary project stage, such as direct labor and related overhead, and purchased software and computer equipment from third parties, are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," does not materially affect the Company.

Provision for Doubtful Accounts - Provision for doubtful accounts are calculated based on detailed review of accounts, historical rates and an estimation of the overall economic conditions affecting the Company. The Company reviews a customer's credit history before extending credit. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Fair Value of Financial Instruments - For certain of the Company's financial instruments, including cash and cash equivalents, investments, prepaid expenses, accounts payable and other accrued liabilities, and unearned revenue, the carrying amounts approximate fair value due to their short maturities.

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

Stock-Based Compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the pro forma disclosure requirements of SFAS No. 123.

Accounting for the Impairment or Disposal of Long-Lived Assets - Effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," and records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. If the carrying value exceeds the sum of the assets' undiscounted cash flows, the Company estimates an impairment loss by taking the difference between the carrying value and fair value of the assets.

Comprehensive Income - The Company includes items of other comprehensive income
(loss) by their nature, such as translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive income
(loss) separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Capital Structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which established standards for disclosing information about an entity's capital structure.

Segment Disclosures - Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the Company's president (chief operating decision maker) in deciding how to allocate resources. Operating segments are evaluated on their contribution to the Company's consolidated results, based on earnings before interest and taxes. Interest charges, income taxes and certain corporate office expenses are managed on a consolidated basis. The Company's reportable segments are geographic areas. The accounting policies of the operating segments are the same as those for the Company.

Related Party Transaction - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 17)

Asset Retirement Obligations - The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2002. The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The FASB issued the following pronouncements, none of which are expected to have a significant affect on the financial statements:

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This Statement eliminates SFAS No. 4 and, thus, the exception to applying APB No. 30 to all gains and losses related to extinguishments of debt. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Under SFAS No. 13, the required accounting treatment of certain lease modifications that have economic effects similar to sale-leaseback transactions was inconsistent with the required accounting treatment for sale-leaseback transactions. This Statement amends SFAS No. 13 to require that those lease modifications be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to record liabilities for costs associated with exit or disposal activities to be recognized only when the liability is incurred instead of at the date of commitment to an exit or disposal activity. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard will not have a material impact on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensa-tion. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 is effective for interim periods beginning after December 15, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company must recognize a liability for the fair value of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The adoption of FIN45 will not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact EITF No. 00-21 will have on its financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently evaluating the effect that the adoption of FIN46 will have on its results of operations and financial condition. Adequate disclosure has been made for all off balance sheet arrangements that it is reasonably possible to consolidate under FIN46.

The AICPA has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have to option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

Pending Accounting Pronouncements - It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 2 - SUBSIDIARIES
---------------------

(1) The Company's wholly-owned subsidiaries are as follows:

a. Infornet Investment Limited (a Hong Kong corporation) ("Infornet HK") is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. This subsidiary was originally incorporated as Micro Express Limited and was acquired at no cost. The name was changed to Infornet Investment Limited on July 18, 1997.
b. Infornet Investment Corp., (a Canadian corporation) ("Infornet Canada") is engaged in a similar line of business of the Company. The Company issued 5,000,000 shares of common stock to acquire this subsidiary for a total value of $65, representing organizational costs and filing fees.
c. Xinbiz (HK) Limited (a Hong Kong corporation) ("Xinbiz Ltd.") and Xinbiz Corp. (a British Virgin Islands corporation) ("Xinbiz Corp.") were newly formed entities by the Company on March 10, 2000 and January 14, 2000, respectively. Both subsidiaries were inactive during 2002 and 2001.

d. Windsor Education Academy Inc., (a Canadian Corporation) ("Windsor") is engaged in providing English as a secondary language training program to new immigrants. (See Note 8).

NOTE 3 - JOINT VENTURE
----------------------

On August 25, 1997, through its wholly-owned subsidiary Infornet HK, under the laws of the PRC, the Company formed an 80% cooperative joint venture called Xinnet Telecom Corp., Ltd. (a PRC corporation) with Xin Hai Technology Development Ltd. (a PRC Corporation) ("Xin Hai") as a 20% partner, for a term of twenty (20) years. Infornet HK was obligated to contribute all of the capital of the joint venture. The initial registered capital was $525,000 and was subsequently increased by $1,000,000 by an amendment to the joint venture agreement dated December 15, 1999, for a total registered capital of $1,525,000. The total registered capital was increased to $1,750,000 during 2000. Infornet HK has already contributed this figure and no further capital contribution is required. Infornet HK continues to advance loans to the joint venture as necessary to fund the operations of the business.

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

In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because the joint venture company's board of directors is authorized to make all major decisions for the joint venture and all the directors of the board are approved by the Company. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture as of December 31, 2002 and 2001 were $3,152,184 and $3,138,231, respectively. (See Note 17)

The Company operates in accordance with the laws and regulations in the PRC, which allow Sino-foreign joint venture companies to construct Internet access networks and to have ownership rights, and rights for return on investment, but disallow joint venture companies to operate such networks. Internet Service Provider ("ISP") licenses are tightly controlled by the Ministry of Information Industry of China and provide a substantial barrier to entry. Therefore, Xin Hai holds the business, including all ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the Internet network remain with the Company during the term of the joint venture. Xin Hai is entitled to the custody and control of such assets on behalf of the Company.

In June 2001, the Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC and the Company's joint venture partner signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The transaction is subject to the approval of shareholders. (See Note 11)

In February 2003, the Board of Directors of the Company decided to sell the unprofitable internet-related services in the PRC to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,500,000). The transaction is subject to the approval of shareholders. (See Note 10)

NOTE 4 - INVESTMENTS AND ACCRUED INTEREST RECEIVABLE
----------------------------------------------------

All marketable debt securities are classified as held-to-maturity and carried at amortized cost. Their estimated fair values approximated their amortized cost and therefore, there were no significant unrealized gains or losses.

Investments at December 31, 2002, consisted of one Canadian Guarantee Investment Certificates ("GIC") purchased for $2,000 Canadian Dollars, or $1,266 U.S. Dollars, with a maturity date of April 14, 2003. Accrued interest receivable at December 31, 2002 was $14.

Investments at December 31, 2001 consisted of two GIC's. The first GIC was purchased for $2,000 Canadian Dollars, or $1,256 U.S. Dollars, with a maturity date of April 12, 2002, and the second GIC was purchased for $100,048 Canadian Dollars, or $62,821 U.S. Dollars, with a maturity date of September 9, 2002. Accrued interest receivable at December 31, 2001 was $589.

NOTE 5 - INVENTORY
------------------

Inventory at December 31, 2002 and 2001 was $nil and $5,985, respectively, and consisted of computer accessories and supplies. Inventory at December 31, 2001, is included in the caption "Other current assets" for "Assets to be Disposed of." (See Note 10)

NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31:

                                                     2002               2001
                                                --------------------------------
         Equipment                              $     20,284  $          8,755
         Library
                                                       9,146                 -
         Furniture
                                                       8,606             4,378
                                                --------------------------------
         Total                                        38,036            13,133

         Less: Accumulated depreciation              (27,130)           (9,385)
                                                --------------------------------
         Net book value                         $     10,906  $          3,748
                                                ================================

Depreciation charged to operations during the years ended December 31, 2002 and 2001 was $2,221 and $8,993, respectively. Depreciation expense included in the caption "Operating Costs" in results of operations for "Assets to be Disposed of" for 2002 and 2001 was $267,087 and $209,296, respectively (See Note 10). Depreciation expense included in the caption "Operating Costs" in results of discontinued operations for 2001 was $41,056. (See Note 11)

NOTE 7 - INVESTMENT - AT EQUITY
-------------------------------

Pursuant to a Share Exchange Agreement dated December 20, 2001, the Company paid $200,000 cash for 3,882,700 shares of The Link Group, Inc. (formerly known as World Envirotech, Inc.) ("Link") representing a 71.87% majority ownership interest and accounted for the acquisition under the equity method of accounting. The Company accounted for the remaining 28.13% interest in Link as minority interest in the accompanying consolidated financial statements for 2001. Link was considered a development stage company in 2001. Link is traded on the NASDAQ as an over-the-counter bulletin board company. As of December 31, 2001, Link had no assets or liabilities and therefore, the corresponding minority interest value is equal to zero. Goodwill represents the cost in excess of the net assets acquired of Link. (See Note 17)

Pursuant to a Subscription Agreement dated January 18, 2002, the Company paid $600,300 in a private placement of Link for 14,500,000 (pre-reverse one for four split) common shares at $0.0414 per share, as well as 10,875,000 special warrants convertible into 10,875,000 post-reverse one for four split common shares on or before January 31, 2004 at no additional consideration. An option to purchase an additional 7,500,000 post-reverse one for four split common shares at $0.04 per share, or $300,000, until February 15, 2002, was also granted to the Company, which was not exercised. The private placement and option transaction took place with another public company having directors in common.

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow at December 31, 2002:

       Original cost of 15,370,675 shares of The Link Group, Inc.   $ 800,300

       Equity in undistributed losses of investee company            (480,700)
                                                                     ---------

       Investment - at equity                                        $319,600
                                                                     =========

NOTE 8 - ACQUISITION OF WINDSOR EDUCATION ACADEMY INC. ("Windsor")
------------------------------------------------------------------

On December 10, 2002, the Company acquired all the outstanding and issued capital of Windsor for $129,450 (Canadian $200,000). Windsor is engaged in providing English as a secondary language programs to new immigrants in Canada. Windsor's financial information is incorporated into the consolidation of the Company effective December 31, 2002, as the transactions that occurred during December 11, 2002 to December 31, 2002 were immaterial. The value assigned to assets and liabilities acquired can be summarized as follows:

              Cash at bank                                 $   26,739

              Receivables and prepaid expenses                  6,534

              Capital assets                                    9,345

              Goodwill                                        127,124

              Accounts payable                                 (2,567)

              Unearned revenue                                (37,725)
                                                              --------
              Total purchase price                         $  129,450
                                                              ========

The following unaudited pro forma information is based on the assumption that the acquisition took place as of beginning of the period, with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of the period. Net revenues below include revenues that are classified in the statements of operations under the caption Discontinued Operations (refer to Notes 10 and 11 for revenue amounts.)

                                               2002                   2001
                                          ---------------        ---------------

Net revenues                           $       4,752,909      $       4,838,657

Net loss                                        (905,594)            (1,515,665)

Loss per share:
  Basic and diluted                    $           (0.04)     $           (0.07)

Windsor has a "Services Agreement" with the provincial government on providing English Language Service for Adults (ELSA), which is aimed at new immigrants who need improvement in English. The contract is renewed on a yearly basis. The financial assistance provided by the provincial government is based on the estimated cost to be incurred by the Company in that year in relation to the program, but in no event is greater than the amount stated in the agreement. The government funds the agreement in four installments beginning on September 1, 2002, and thereafter on December 1, 2002, April 1, 2003, and July 1, 2003. The Company records the payments received in each quarter as unearned revenue and recognizes revenue over the quarter on a pro-rata basis.

NOTE 9 - CAPITAL LEASE OBLIGATION
---------------------------------

The Company leased computer equipment through its wholly-owned subsidiary, Infornet Canada, for a term of thirty-six (36) months at approximately $5,719 (Canadian $8,407) per month, payable in advance, through June 30, 2002. The liability included imputed interest at an average rate of 6.12% per annum. The Company returned the equipment upon expiry of the lease.

NOTE 10 - ASSETS HELD FOR SALE
------------------------------

In February 2003, the Company signed an agreement to sell its internet-related business in China. The decision to sell was due to the lack of funding and high competition in the market (See Note 20). The results of operations for the internet-related business are included in the caption "Loss from Discontinued Operations" of the China segment information in Note 13.


Assets to be disposed of comprise the following at December 31:

                                              2002                   2001
                                         ---------------        ---------------
Cash and cash equivalents             $         737,516      $         925,856
Other current assets                            187,975                160,124
Deferred costs                                  787,584                571,678
Property and equipment                          473,262                710,423
                                         ---------------        ---------------
Assets held for sale                  $       2,186,337      $       2,368,081
                                         ===============        ===============

Liabilities to be disposed of comprise the following at December 31:
                                               2002                   2001
                                          ---------------        ---------------
Accounts payable and other accrued
liabilities                            $       (624,326)              (599,178)
Deferred revenue                             (1,905,670)            (1,861,700)
Security deposit                               (500,000)              (500,000)
                                          ---------------        ---------------
Liabilities held for sale              $     (3,029,996)      $     (2,960,878)
                                          ===============        ===============

Results of operations for the assets held for sale, which are included in discontinued operations, are as follows:

                                           2002                   2001
                                      ---------------        ---------------
Revenue                            $       4,358,581           $  3,595,483

Operating Costs                            4,612,616              4,448,491
                                      ---------------        ---------------
Net Loss
                                            (254,035)              (853,008)
                                      ===============        ===============

The gain or loss on disposal of the assets held for sale cannot be quantified, as the Company has to maintain the internet-related business operations until the approval on its disposition is obtained from the shareholders. There is no resulting income tax effect.

NOTE 11 - DISCONTINUED OPERATIONS
---------------------------------

The Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. The Company's joint venture partner, Xin Hai, signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval. The net assets classified as held for sale have been grouped on the accompanying consolidated balance sheets as Net Assets of Discontinued Operations. As of December 31, 2002, $500,000 has been received as a security deposit for the transaction. A provision of $200,000 has been made against the balance of the sales proceeds as the Company has determined that the purchaser has a liquidity problem and may not be able pay the remaining balance.

The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, is as follows:

      Sales proceeds                                              $   700,000
      Less:                  Capital assets                          (320,797)
                             Accounts receivable (Note 18)           (289,896)

      Add:                   Deferred revenue                         317,321
      Less:                  Provision for doubtful debt             (200,000)
                                                                  --------------
                                                                     $   206,628
                                                                  ==============

The results of the discontinued ISP operations for the years ended December 31, 2002 and 2001 are as follows:

                                         2002                       2001
                                   -----------------          -----------------
       Revenue                  $                 -           $       859,336
       Operating costs                            -                (1,261,987)
                                   -----------------          -----------------

       Net loss                 $                 -           $      (402,651)
                                   =================          =================

NOTE 12 - INCOME TAXES
----------------------

There is no current or deferred tax expense for the years ended December 31, 2002 and 2001, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                                   2002              2001
                                               -------------      --------------
       Net Operating Loss Carryforwards     $    563,696          $     348,202


       Valuation Allowance                      (563,696)              (348,202)
                                               -------------      --------------
       Net Deferred Taxes                   $          -          $           -
                                               =============      ==============

The net change in the valuation allowance for 2002 and 2001 was an increase of approximately $215,000 and $51,000, respectively, and are principally the result of net operating loss carryforwards.

A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the years ended December 31, 2002 and 2001 is as follows:

                                                   2002                2001
                                               -------------        ------------
       Statutory Federal Income Tax Rate    %     (34.0)           %   (34.0)
       Valuation Allowance                         34.0                 34.0
                                               -------------        ------------
       Effective Income Tax Rate            %         -            %       -
                                               =============        ============

The Company has available net operating loss carryforwards of approximately $1,200,000 for tax purposes to offset future taxable income, which expire through 2022. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 13 - SEGMENT AND GEOGRAPHIC DATA
-------------------------------------

The Company's reportable segments are geographic areas that provide Internet related services to the Chinese markets and educational language services provided in Canada. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


                                                China             Canada            Other               Total
                                           -----------------  ---------------  -----------------  -------------------
For the year ended December 31, 2002

Revenue from continuing operations                        -                -                  -                  -

Operating Loss                                      $(2,604)        $(17,378)         $(171,287)         $(191,269)

Total Assets                                      3,392,617           49,131            476,412          3,918,160

Depreciation                                              -              260              1,961              2,221

Interest Income                                          42                -              1,230              1,272

Loss from Discontinued Operations                  (254,035)               -                  -           (254,035)
Equity loss in undistributed earnings
   of investee company                                    -                -           (480,700)          (480,700)

Investment in Equity Method Investee                      -                -            319,600            319,600

For the year ended December 31, 2001
------------------------------------

Revenue from continuing operations                        -                -                  -                  -

Operating Loss                                     $(25,220)        $(20,790)         $(252,515)         $(298,525)

Total Assets                                      2,671,506           25,304           1,056,802          3,753,612

Depreciation                                          6,575              230               2,188              8,993

Interest Income                                         142                8              43,131             43,281

Loss from Discontinued Operations                (1,169,664)          (6,541)            (79,454)           (1,255,659)

NOTE 14 - STOCK OPTIONS
-----------------------

 The Company granted incentive stock options exercisable during 1999 to certain directors, officers, and employees of the Company who contributed services to the Company. (See Note 17) Options outstanding at December 31, 2002 and 2001 were 2,136,000 with an option price of $1.30. No options were granted, canceled, forfeited, or exercised during 2002 or 2001. The weighted average exercise price of the options outstanding and exercisable is $1.30 and the weighted average remaining contractual life is 1.9 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

Had compensation expense for the Company's stock-based compensation plans been determined under SFAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

         Net Loss                                     2002            2001
                                                      ----            ----
                  As reported              $       (907,779)     $  (1,510,903)
                  Pro forma                $     (1,030,537)     $  (1,633,661)
         Net Loss Per Share
                  As reported              $          (0.04)     $       (0.07)
                  Pro forma                $          (0.04)     $       (0.08)

The fair value of each option grant is $1.17 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during 1999: dividend yield of 0%, expected volatility of 217%, risk-free interest rate of 5%, and an expected life of 5 years.

NOTE 15 - WARRANTS
------------------

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

The Company also issued 385,000 Series A warrants as part of the unit private placement in May 1999 to Richco Investors, Inc. (a company whose director is the same as this company) for services rendered in structuring and arranging the private placement. Each warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one (1) Series B warrant. The Series B warrant entitles the holder to purchase one (1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002. The warrants were not valued because the exercise price of the warrants exceeded the fair market value of the common stock at the date of issuance. (See Note 17)

On September 29, 2000, ten (10) Series A warrants were exercised at a price of $2.00 per share, or $20. As of the date of issuance of these financial statements, 5,884,990 Series A warrants are outstanding. On March 15, 2001, the Board of Directors of the Company adjusted the exercise price of the 5,884,990 Series A warrants outstanding to $1.00 per unit and extended their term to the earlier of March 31, 2003, or the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten
(10) consecutive trading days. Additionally, the exercise price of the Series B warrants was adjusted to $1.50 each and the term extended to the earlier of March 31, 2004 or one year after the occurrence of the 90th day after the day on which the weighted average trading price of the Company's shares exceeds $1.25 per share for ten (10) consecutive trading days. (See Note 20)

NOTE 16 - COMMITMENTS
---------------------

Operating leases - The Company leases office space under various operating leases expiring through August 14, 2004. Total rent expense charged to opera-tions during 2002 and 2001 was $333,872 and $204,352, respectively. Future minimum rental commitments are as follows: (2003: $53,462, 2004: $44,977 and 2005: $7,101)

NOTE 17- RELATED PARTY TRANSACTIONS
-----------------------------------
Consulting Fees - The Company charged approximately $71,000 and $105,000 during years 2002 and 2001, respectively, for consulting fees paid to certain individuals who are also officers or directors of the Company.

Equity Investment - The Company's equity investment is with a company that is under common control with this company. (See Note 7)

Options - Of the 2,136,000 stock options outstanding as of December 31, 2002, 1,642,000 options are held by current officers and directors of the Company and the Company's former president, who resigned in April of 2003, holds 262,000 options. (See Note 14)

Warrants - There are 1,275,000 "A" and "B" warrants to purchase shares of common stock held by two different entities whose director is the same as this Company. The Company's former President has 80,000 "A" and "B" warrants to purchase shares of common stock, and a family member of the Company's former President has 60,000 "A" and "B" warrants to purchase common stock. All of the warrants are outstanding as of December 31, 2002. (See Note 15)

Advances to Joint Venture - The Company has made loans to the joint venture during the periods presented. These loans bear no interest and are payable on demand. Total advances to the joint venture as of December 31, 2002 and 2001 were $3,152,184 and $3,138,231, respectively. (See Note 3)

Family Relationships - Xiao-qing (Angela) Du, President and Director of the Company, and Xin Wei, President of Xin Hai Technology Development Corp., the joint venture partner in Placer Technology Corp., the Company's joint venture in China, are husband and wife.

NOTE 18 - MAJOR CONTRACTS
-------------------------

On January 31, 2000, the Company entered into an agreement with SINA Internet Information Service Ltd. for the purpose of promoting both company's products and services in the PRC. The term of the contract was from March 10, 2000 to March 9, 2001. Under the terms of the contract, SINA agreed to purchase 14,000,000 hours of Internet access time and included in Net Assets of Discontinued Operations at December 31, 2002 and 2001 are receivables of $289,896 (See Note 11) and $289,944, respectively.

NOTE 19 - PRIVATE PLACEMENT
---------------------------

The Company completed a private placement of 20,000,000 shares of common stock at $0.05 per share for net proceeds of $1,000,000 on October 31, 2002. The transaction was approved by the Board of Directors on October 30, 2002.

NOTE 20 - SUBSEQUENT EVENTS
---------------------------

Asset Sale Agreement - On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,500,000). The transaction is subject to the approval of shareholders. The Company has received RMB 2,070,000 (approximately US$258,750) as a security deposit for the transaction on January 25, 2003. The balance sheet classifies the items held for sale as "Assets to be Disposed of" and "Liabilities to be Disposed of." (See Note 10)

Warrants - On April 1, 2003, the Company extended its outstanding 5,884,990 million Series "A" Share Purchase Warrants as follows:

        (i) the exercise price of the Series "A" Share Purchase Warrants is adjusted to $0.50 each and their term is extended to March 31, 2005;
        (ii) upon exercise of one Series "A" Share Purchase Warrants at $0.50, the holder will receive one common share of the company and one Series "B" Share Purchase Warrant; and
        (iii) the exercise price of the Series "B" Share Purchase Warrants is adjusted to $0.75 each and their term is extended to March 31, 2006;
        (iv) upon exercise of one Series "B" Share Purchase Warrant at $0.75, the holder will receive one common share of the Company.