Form 10QSB
period 2003-03-31
XIN NET CORP
filed 2003-05-21
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2003

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

As of March 31, 2003, there were 41,360,010 shares of $0.001 par value common stock outstanding.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                     XIN NET CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                         March 31,           December 31,
Stated in U.S. dollars                                                      2003                 2002
                                                                     -------------------   ------------------
ASSETS

Current Assets
  Cash and Cash Equivalents                                        $          1,274,108  $           957,133
  Investments                                                                         -                1,266
  Prepaid Expenses and Other Current Assets                                      20,785               22,422
  Assets to be disposed of                                                    2,696,501            2,186,337
  Net Assets of Discontinued Operations                                         293,420              293,372
                                                                     -------------------   ------------------
Total Current Assets                                                          4,284,814            3,460,530

Investment - at equity                                                          293,204              319,600
Property and Equipment, Net                                                      11,036               10,906
Goodwill                                                                        127,124              127,124
                                                                     -------------------   ------------------
Total Assets                                                       $          4,716,178  $         3,918,160
                                                                     ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities                   $            211,911  $           109,044
  Deferred Revenue                                                                    -               37,725
  Liabilities to be disposed of                                               3,706,778            3,029,996
  Security deposit from Sino-i.com Ltd.                                         362,430                    -
                                                                     -------------------   ------------------
                                                                              4,281,119            3,176,765

Commitments and Contingencies                                                         -                    -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 41,360,010 (2002: 41,360,010)                       41,360               41,360
  Additional Paid In Capital                                                  8,194,045            8,194,045
  Accumulated Deficit                                                        (7,658,939)          (7,345,351)
  Accumulated Other Comprehensive Loss                                         (141,407)            (148,659)
                                                                     -------------------   ------------------
Total Stockholders' Equity                                                      435,059              741,395
                                                                     -------------------   ------------------
Total Liabilities and Stockholders' Equity                         $          4,716,178  $         3,918,160
                                                                     ===================   ==================



                              XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Stated in U.S. dollars                                                            2003                   2002
                                                                            ------------------    -------------------
Revenue
  Tuition fee income                                                                    65,350                     -

Expenses
  Advertising and promotion                                                             9,762                      -
  Consulting and professional                                                          20,930                 34,768
  Depreciation                                                                          1,548                    554
  Foreign exchange loss                                                                 9,641                    565
  General and administrative                                                           12,174                 18,921
  Rent                                                                                 18,549                  2,525
  Salaries, wages and benefits                                                         52,919                  6,901
                                                                            ------------------    -------------------
                                                                                      125,523                 64,234

Operating Loss                                                                        (60,173)               (64,234)

Other Income and Expenses
   Interest income                                                                          4                    637
   Other income                                                                         5,995                      -
   Equity (loss) income in undistributed earnings of investee
     company                                                                          (26,396)                24,352
                                                                            ------------------    -------------------
                                                                                      (20,397)                24,989
                                                                            ------------------    -------------------
Loss from Continuing Operations                                                       (80,570)               (39,245)
Loss from Discontinued Operations                                                    (233,018)               (69,286)
                                                                            ------------------    -------------------

Net Loss Available to Common Stockholders                                          $ (313,588)            $ (108,531)
                                                                            ==================    ===================

Loss per share attributable to common stockholders:
  Loss from continuing operations                                                     $ (0.00)               $ (0.00)
  Loss from discontinued operations                                                     (0.01)                 (0.01)
                                                                            ------------------    -------------------
  Total basic and diluted                                                             $ (0.01)               $ (0.01)
                                                                            ==================    ===================

Weighted average number of common shares outstanding:
  Basic and diluted                                                                41,360,010             21,360,010
                                                                            ==================    ===================


                                 XIN NET CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003 AND YEARS ENDED DECEMBER 31, 2002 AND 2001
                                          ( Unaudited )

                                                                                                       Accumulated
                                                               Stock      Additional                      Other
                                                 Common      Amount At     Paid In     Accumulated    Comprehensive
Stated in U.S. dollars                           Shares      Par Value     Capital       Deficit          Income          Total
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2000                       21,360,010       21,360    7,214,045     (4,926,669)        (152,256)    2,156,480

Net loss                                                                                  (1,510,903)                    (1,510,903)

Translation Adjustments                                                                                         3,667         3,667
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2001                       21,360,010       21,360    7,214,045     (6,437,572)        (148,589)      649,244

Private placement for cash at $0.05 per          20,000,000       20,000      980,000                                     1,000,000
share in October 2002

Net loss                                                                                    (907,779)                      (907,779)

Translation Adjustments                                                                                           (70)          (70)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2002                       41,360,010       41,360    8,194,045     (7,345,351)        (148,659)      741,395

Net loss                                                                                    (313,588)                      (313,588)

Translation Adjustments                                                                                         7,252         7,252
                                             ---------------------------------------------------------------------------------------
Balance, March 31, 2003                          41,360,010     $ 41,360  $ 8,194,045   $ (7,658,939)      $ (141,407)    $ 435,059
                                             =======================================================================================


                              XIN NET CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Stated in U.S. dollars                                                                 2003                2002
                                                                                 -----------------   -----------------
Cash flows from operating activities
  Net loss                                                                             $ (313,588)         $ (108,531)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                          61,786              57,029
    Loss on disposal of capital assets                                                      7,103                   -
    Translation adjustments                                                                 7,252                 612
    Equity (income) loss of The Link Group, Inc.                                           26,396             (24,352)
    Changes in assets and liabilities
      Increase in prepaid expenses and other current assets                              (245,684)             (1,384)
      Increase in inventory                                                                  (104)                (45)
      Increase in deferred costs                                                         (161,682)            (31,656)
      Increase (Decrease) in accounts payable                                             559,016             (21,958)
      Increase (Decrease) in deferred revenue                                             182,908             (42,812)
      Increase in security deposits                                                       362,430                   -
                                                                                 -----------------   -----------------
  Net cash provided by (used in) operating activities                                     485,833            (173,097)
                                                                                 -----------------   -----------------
Cash flows from investing activities
  Purchases of property and equipment                                                     (19,264)            (49,926)
  Reduction in investment                                                                   1,266               1,292
  Reduction in loan to ProtectServe Pacific Ltd.                                                -             360,400
  Investment in The Link Group, Inc.                                                            -            (600,300)
                                                                                 -----------------   -----------------
  Net cash flows used in investing activities                                             (17,998)           (288,534)
                                                                                 -----------------   -----------------
Cash flows from financing activities
  Principal payments on capital lease obligations                                               -             (15,056)
                                                                                 -----------------   -----------------
  Net cash flows used in financing activities                                                   -             (15,056)
                                                                                 -----------------   -----------------
Increase (Decrease) in cash and cash equivalents                                          467,835            (476,687)

Cash and cash equivalents - beginning of period                                         1,694,649           1,360,071
                                                                                 -----------------   -----------------
Cash and cash equivalents - end of period                                             $ 2,162,484           $ 883,384
                                                                                 =================   =================
Supplemental Information :
Cash paid for :
    Interest                                                                              $ 3,655             $ 2,971
    Income taxes                                                                            8,701                   -

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                  ( Unaudited )


1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2002 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.


2. Property and Equipment

      Property and equipment consists of the following:

                                                                  March 31, 2003         December 31, 2002
                                                                  --------------         -----------------
      Equipment                                                     $     20,684              $     20,284
      Library                                                              9,146                     9,146

      Furniture                                                            9,877                     8,606
                                                   --------------------------------------------------------
      Total                                                               39,707                    38,036
      Less : Accumulated depreciation                                   (28,671)                  (27,130)
                                                   --------------------------------------------------------
      Net book value                                                 $    11,036              $     10,906
                                                   ========================================================

The depreciation expense charged to continuing operations for the three-month period ended March 31, 2003 was $1,539.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                  ( Unaudited )


3. Investment in The Link Group, Inc. ("Link")

Pursuant to a Share Exchange Agreement dated December 20, 2001, the Company paid $200,000 cash for 3,882,700 shares of The Link Group, Inc. ("Link").

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. On March 21, 2003, Link issued 17,500,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changes to 32.32%. The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow at March 31, 2003:


       Original cost of 15,370,675 shares of The Link Group, Inc.     $           800,300
       Equity in undistributed earnings of investee company                     (507,096)

                                                                       -------------------
       Investment - at equity                                         $           293,204
                                                                       ===================

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                  ( Unaudited )

4. Assets Held For Sale

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,500,000). The transaction is subject to the approval of shareholders. The Company has received RMB 3,000,000 (approximately US$362,430) as a security deposit for the transaction on January 25, 2003. The decision to sell was due to the lack of funding and high competition in the market.


Assets to be disposed of comprise the following:

                                                                          3/31/2003             12/31/2002
                                                                     ---------------        ---------------
Cash and cash equivalents                                         $         888,376      $         737,516
Other current assets                                                        435,400                187,975
Deferred costs                                                              949,266                787,584
Property and equipment                                                      423,459                473,262
                                                                     ---------------        ---------------
Assets held for sale                                              $       2,696,501      $       2,186,337
                                                                     ===============        ===============

Liabilities to be disposed of comprise the following:

                                                                       3/31/2003              12/31/2002
                                                                     ---------------        ---------------
Accounts payable and other accrued                                                       $       (624,326)
liabilities                                                       $     (1,080,475)
Deferred revenue                                                        (2,126,303)            (1,905,670)
Security deposit                                                          (500,000)              (500,000)
                                                                     ---------------        ---------------
Liabilities held for sale                                         $     (3,706,778)      $     (3,029,996)
                                                                     ===============        ===============


Results of operations for the assets held for sale, which are included in discontinued operations, for the quarter ended March 31, 2003 and 2002 are as follows:

                                                                          2003                   2002
                                                                     ---------------        ---------------
Revenue                                                           $       1,079,846      $       1,088,590
Operating Costs                                                           1,312,864              1,157,876
                                                                     ---------------        ---------------
Net Loss                                                                  (233,018)               (69,286)
                                                                     ===============        ===============

The gain or loss on disposal of the assets held for sale cannot be quantified as the Company has to maintain the internet-related business operations until the approval on its disposition is obtained from the shareholders.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month period ended March 31, 2003:


                                                                    Three months ended
                                                                3/31/2003           3/31/2002
                                                                ---------           ---------
Loss from continuing operations                        $          (80,570) $          (39,245)
Loss from discontinued operations                                (233,018)            (69,286)
                                                        ------------------- -------------------
Net loss for the period                                          (313,588)           (108,531)

Weighted-average shares outstanding                             41,360,010          21,360,010

Effect of dilutive securities :

Dilutive options - $1.30                                                 -                   -

Dilutive warrants - $1.00                                                -                   -

Dilutive warrants - $1.50                                                -                   -
                                                        ------------------- -------------------
Dilutive potential common shares                                         -                   -
                                                        ------------------- -------------------
Adjusted weighted-average shares
And assumed conversions                                         41,360,010          21,360,010

Loss per share attributable to common shareholders:

Loss from continuing operations                                     (0.00)              (0.00)
Loss from discontinued operations                                   (0.01)              (0.01)

                                                        ------------------- -------------------
Total basic and diluted loss per share                $             (0.01)$             (0.01)
                                                        =================== ===================

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                  ( Unaudited )


5. Basic and Diluted Loss Per Share - Continued

The effect of outstanding options and warrants was not included as the effect would be antidilutive.


6. Total Amount Advanced to Joint Venture

As at March 31, 2003, the total amount advanced to the joint venture project is $3,212,205.


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


                                                  China            Canada           Other            Total
For the three months ended March 31, 2003


Revenue from continuing operations        $                 -  $       65,350  $             -$          65,350


Operating loss                                          (786)        (49,332)         (10,055)         (60,173)


Total Assets                                        3,825,596          33,647          856,935        4,716,178

For the three months ended March 31, 2002


Revenue from continuing operations        $                 -  $            -  $             - $              -


Operating Loss                                          (513)         (5,309)         (58,412)         (64,234)

Total Assets                                        2,553,326           6,763        1,005,778        3,565,867

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

                                  ( Unaudited )


8. Subsequent Events

On April 1, 2003, the Company extended its outstanding 5,884,990 million Series "A" Share Purchase Warrants as follows:

        (i) the exercise price of the Series "A" Share Purchase Warrants is adjusted to $0.50 each and their term is extended to March 31, 2005:
        (ii) upon exercise of one Series "A" Share Purchase Warrants at $0.50, the holder will receive one common share of the company and one Series "B" Share Purchase Warrant; and
        (iii) the exercise price of the Series "B" Share Purchase Warrants is adjusted to $0.75 each and their term is extended to March 31, 2006;

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO THE SAME PERIOD IN 2002.

     The Company had $65,350 in revenue in the period in 2003 from educational services, which division it acquired in early 2003. The Company discontinued operations in China for its domain name registration service within its Infonet subsidiary, since it has been sold, and results of 2002 revenues (now discontinued) for the period have been omitted.

     The Company incurred expenses in the quarter totalling $125,523 in 2003 compared to $64,234 in 2002. These expenses were those of the registrant (in
2002), not of the discontinued operations in China. The largest components of expenses were consulting and professional of $20,930 in 2003 and $34,768 in 2002, wages, salaries, and benefits of $52,919 in 2003 compared to $6,901 in 2002, general and administrative of $12,174 in 2003 and $18,921 in 2002, rent of $18,549 in 2003 and $2,525 in 2002, foreign exchange loss of $9,641 in 2003 and $565 in 2002, and depreciation of $1,548 in 2003 and $554 in 2002.

     The Company had other income of $5,995 in the period in 2003 compared to none in 2002. The Company had a loss of ($26,396) in 2003 and a gain of $24,352 in 2002 for equity income (loss) in undistributed earnings of investee company.

     The loss from continuing operations was ($80,570) in 2003 in the period compared to ($39,245) in 2002. The loss from discontinued operations was ($233,018) in the period in 2003 and ($69,286) in 2002. Total net loss was ($313,588) in the quarter in 2003 compared to ($108,531) in the same quarter in 2002. The loss per share was nominal in 2003 and 2002 on continuing operations. The loss per share was ($.01) in 2003 and 2002 in the quarter, on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash, accrued interest, receivables and investments of $1,274,108 at March 31, 2003.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the first quarter of 2003. It has equipment of $11,036 on the books, which is not necessarily liquid at such value. It has an investment in The Link Group, Inc. valued at $293,204. Other than cash capital, its other assets would be illiquid.

     At the end of the quarter, it had $4,716,178 in current assets, of which $2,696,501 represented "Assets to be disposed of," and current liabilities of $4,281,119, primarily consisting of "Liabilities to be disposed of," ($3,706,778) and a security deposit ($362,430) received from Sino-i.com, Ltd. in connection with the sale of its Internet Access Provision business in February 2003. Current assets also included "Net assets of Discontinued Operations," representing net assets disposed of in the sale of its ISP operations in the PRC in per an agreement dated June 22, 2001. (The Company is experiencing some delays in obtaining new funding; it plans to close the sale of its Internet Access Provision services when this issue is resolved).

Changes in Financial Condition:

     The cash capital at the end of the quarter of $1,274,108 will be used to fund continued operations, which management believes is adequate to satisfy its cash requirements for at least the next twelve months. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

     Net cash flows used in operating activities decreased to $485,833 in the first quarter in 2003 from ($173,097) in the corresponding quarter in 2002. Net cash flow used in investing activities decreased to ($17,998) in first quarter 2003 as compared ($288,534) in the first quarter of 2002. Net cash flow used in financing activities was $0 in first quarter of 2003 compared to ($15,056) in first quarter 2002.

        The positive changes resulted from the sale of its operations in China and the achievement of a private placement of stock for $1,000,000 in late 2002.


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

     Although the Company is unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operation, the first quarter of each fiscal year is always a financial concern. It is not uncommon for companies to shut down their operation or operate on a skeletal crew during the Chinese New Year holiday. Therefore in effect, the first quarter really has only two months for generating revenue, as it relates to the results of operations for the internet-related services provided in China, and shown in the statement of operations in the caption "loss from discontinued operations."

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


Future Trends:

     The Company will continue its cost-saving measures and ongoing efforts to increase revenues in order to achieve profitability. However the Company cannot assure that any profit on revenues can occur in the future. It may have to continue to advertise and promote its business. Operating losses may continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                      None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)

                                      8-K fild 1-23-03

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2003

                                          XIN NET CORP.



                                          by: /s/ Ernest Cheung
                                              ----------------------------
                                              Ernest Cheung, Secretary/Director

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Angela Du, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xin Net Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


/s/ Angela Du
-----------------------
Angela Du, President, CEO

                       CERTIFICATION PURSUANT TO SECTION
                         302 OF THE SARBANES OXLEY ACT


I, Ernest Cheung, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Xin Net Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 20, 2003


/s/ Ernest Cheung
-----------------------
Ernest Cheung, CFO