Form 10QSB
period 2003-06-30
XIN NET CORP
filed 2003-08-22
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the quarterly period ended: June 30, 2003

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

As of June 30, 2003, there were 41,360,010 shares of $0.001 par value common stock outstanding.

                                  XIN NET CORP.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                  JUNE 30, 2003


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets........................................F-1

          Consolidated Statements of Operations..............................F-2

          Consolidated Statements of Cash Flows..............................F-3

          Consolidated Statement of Stockholders' Equity.....................F-4

          Notes to Consolidated Financial Statements..................F-5 - F-10

     ITEM 2. Management's Discussion and Analysis.............................12

     ITEM 3. Controls and Procedures..........................................14

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................16

     ITEM 2. Changes in Securities and Use of Proceeds........................16

     ITEM 3. Defaults Upon Senior Securities..................................17

     ITEM 4. Submission of Matters to a Vote of Security Holders..............17

     ITEM 5. Other Information................................................17

     ITEM 6. Exhibits and Reports on Form 8-K.................................17


SIGNATURE.....................................................................17

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                     XIN NET CORP. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                   JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                       June 30,          December 31,
Stated in U.S. dollars                                                   2003                2002
----------------------------------------------------------------------------------------------------------
                                                                     (unaudited)           (audited)
ASSETS

Current Assets

  Cash and Cash Equivalents                                      $3,337,992            $957,133

  Investments                                                             -               1,266

  Prepaid Expenses and Other Current Assets                          62,273              22,422

  Assets of Discontinued Operations - Internet-related Services   2,435,485           2,186,337

  Net Assets of Discontinued Operations - ISP                       293,347             293,372

                                                              ------------------- --------------------
Total Current Assets                                              6,129,097           3,460,530

Investment - at equity                                              275,229             319,600

Property and Equipment, Net                                          13,082              10,906

Goodwill                                                            127,124             127,124
                                                              ------------------- --------------------
Total Assets                                                     $6,544,532          $3,918,160
                                                              =================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Other Accrued Liabilities                  $ 133,571            $109,044

  Deferred Revenue                                                   13,196              37,725
  Liabilities of Discontinued Operations - Internet-related
Services                                                          3,200,857           2,529,996
  Security deposit from Beijing Sino Soft Intel Information

    Technology Ltd.                                                 500,000             500,000

  Security deposit from Sino-i.com Ltd.                           2,415,600                   -
                                                              ------------------- --------------------
                                                                  6,263,224           3,176,765

Commitments and Contingencies                                             -                   -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 41,360,010 (2002: 41,360,010)           41,360              41,360

  Additional Paid In Capital                                      8,194,045           8,194,045

  Accumulated Deficit                                            (7,800,250)         (7,345,351)

  Accumulated Other Comprehensive Loss                             (153,847)           (148,659)
                                                              ------------------- --------------------
Total Stockholders' Equity                                          281,308             741,395
                                                              ------------------- --------------------
Total Liabilities and Stockholders' Equity                       $6,544,532          $3,918,160
                                                              =================== ====================



                                 XIN NET CORP. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                           (unaudited)


                                                                    Three months ended June 30,        Six months ended June 30,
Stated in U.S. dollars                                                 2003             2002             2003            2002
------------------------------------------------------------------------------------------------------------------------------------
Revenue

  Tuition fee income                                           $      77,933       $         -        $  143,283          $   -
                                                                 ----------------- ---------------- ---------------  ---------------
Expenses
  Advertising and promotion                                            3,265             1,075            13,027          1,075

  Consulting and professional                                         25,496            35,249            46,426         70,017

  Depreciation                                                         2,009               555             3,557          1,109

  Foreign exchange loss                                              (14,096)           (2,691)          (4,455)         (2,126)

  General and administrative                                          10,510             2,694            22,684         21,615

  Rent                                                                24,598             1,709            43,147          4,234

  Salaries, wages and benefits                                        59,575             2,092           112,494          8,993
                                                                 ----------------- ---------------- --------------------------------
                                                                     111,357            40,683           236,880        104,917

Operating Loss                                                       (33,424)          (40,683)          (93,597)      (104,917)

Other Income and Expenses
   Interest income                                                         4               525                 8          1,162

   Other income                                                           53            12,463             6,048         12,463
   Equity (loss) income in undistributed earnings of

     investee company                                                (17,975)         (105,144)          (44,371)       (80,792)
                                                                 ----------------- ---------------- --------------------------------
                                                                     (17,918)          (92,156)          (38,315)       (67,167)

Loss from Continuing Operations                                      (51,342)         (132,839)         (131,912)      (172,084)

Loss from Discontinued Operations - Internet-related Services        (89,969)         (155,230)         (322,987)      (224,516)
                                                                 ----------------- ---------------- --------------------------------
Net Loss Available to Common Stockholders                        $  (141,311)        $(288,069)       $ (454,899)  $   (396,600)
                                                                 ================= ================ ================================
Loss per share attributable to common stockholders:
  Loss from continuing operations                                     $    (0.00)       $   (0.00)       $   (0.00)      $   (0.01)
  Loss from discontinued operations                                        (0.00)           (0.01)           (0.01)          (0.01)
                                                                 ----------------- ---------------- --------------------------------
  Total basic and diluted                                             $    (0.00)       $   (0.01)       $   (0.01)      $   (0.02)
                                                                 ================= ================ ================================
Weighted average number of common shares outstanding:

  Basic and diluted                                               41,360,010        21,360,010        41,360,010     21,360,010
                                                                 ================= ================ ==============  ===============


                                              XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003 AND YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                       (Unaudited)

                                                                                          Accumulated
                                                 Stock      Additional                       Other
                                      Common   Amount At      Paid In     Accumulated    Comprehensive
Stated in U.S. dollars                Shares   Par Value      Capital       Deficit         Income           Total
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000        21,360,010    21,360        7,214,045    (4,926,669)    (152,256)          2,156,480

Net loss                                                                   (1,510,903)                      (1,510,903)

Translation Adjustments                                                                      3,667               3,667
                                  -----------------------------------------------------------------------------------------
Balance, December 31, 2001        21,360,010    21,360        7,214,045    (6,437,572)    (148,589)            649,244

Private placement for cash at     20,000,000    20,000          980,000                                      1,000,000
$0.05 per share in October 2002

Net loss                                                                     (907,779)                        (907,779)

Translation Adjustments                                                                        (70)                (70)
                                  -----------------------------------------------------------------------------------------
Balance, December 31, 2002        41,360,010    41,360        8,194,045    (7,345,351)    (148,659)            741,395

Net loss                                                                     (454,899)                        (454,899)

Translation Adjustments                                                                     (5,188)             (5,188)
                                  -----------------------------------------------------------------------------------------
Balance, June 30, 2003            41,360,010   $41,360       $8,194,045   $(7,800,250)   $(153,847)           $281,308
                                  =========================================================================================


                                             XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                                      (unaudited)

Stated in U.S. dollars                                                                    2003               2002
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss from continuing operations                                               $    (131,912)     $    (172,084)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                           3,557              1,109
    Translation adjustments                                                                (5,188)            (1,510)
    Equity (income) loss of The Link Group, Inc.                                           44,371             80,792
    Changes in assets and liabilities
      Decrease (Increase) in prepaid expenses and other current assets                    (39,851)            25,003
      Increase (Decrease) in accounts payable                                              24,527            (36,866)

      Decrease in deferred revenue                                                        (24,529)                 -

      Increase in security deposits                                                     2,415,600                  -
                                                                                   --------------------------------------
     Net cash provided by (used in) continuing operations                               2,286,575           (103,556)
     Net cash provided by discontinued operations                                          98,726              9,627
                                                                                   --------------------------------------
  Net cash provided by (used in) operating activities                                   2,385,301            (93,929)

Cash flows from investing activities
  Purchases of property and equipment                                                      (5,708)           (30,100)
  Reduction in investment                                                                   1,266             62,760

  Reduction in loan to ProtectServe Pacific Ltd.                                                -            360,400

  Investment in The Link Group, Inc.                                                            -           (600,300)
                                                                                   --------------------------------------
  Net cash flows used in investing activities                                              (4,442)          (207,240)
                                                                                   --------------------------------------
Cash flows from financing activities

  Principal payments on capital lease obligations                                               -            (28,885)
                                                                                   --------------------------------------
  Net cash flows used in financing activities                                                   -            (28,885)
                                                                                   --------------------------------------
Increase (Decrease) in cash and cash equivalents                                        2,380,859           (330,054)

Cash and cash equivalents - beginning of period                                           957,133            434,215
                                                                                   --------------------------------------
Cash and cash equivalents - end of period                                           $   3,337,992       $    104,161
                                                                                   ======================================
Supplemental Information :
Cash paid for :
    Interest                                                                        $       6,399       $      7,003
    Income taxes                                                                           10,978              7,176


                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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


2. Property and Equipment

      Property and equipment consists of the following :

                                                                   June 30, 2003         December 31, 2002
      Equipment                                                     $     24,290              $     20,284
      Library                                                              9,540                     9,146

      Furniture                                                            9,924                     8,606
                                                   --------------------------------------------------------
      Total                                                               43,754                    38,036
      Less : Accumulated depreciation                                   (30,672)                  (27,130)
                                                   --------------------------------------------------------
      Net book value                                                 $    13,082              $     10,906
                                                   ========================================================

The depreciation expense charged to continuing operations for the three-month and six-month periods ended June 30, 2003 was $2,009 and $3,557 respectively.

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. On March 21, 2003, Link issued 17,500,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changes to 32.32%. The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow at June 30, 2003:


   Original cost of 15,370,675 shares of The Link Group, Inc.     $    800,300
   Equity in undistributed earnings of investee company               (525,071)

                                                                   ------------
   Investment - at equity                                         $    275,229
                                                                   ============

The loss incurred by Link for the three-month ended June 30, 2003 has not been reviewed by their auditors. Management believes that there will not be any material change made by the auditors after the review. If there is any change that is material, the Company will file the revised financial statements.

4. Discontinued Operations - Internet-related Services

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,500,000). The transaction is still subject to the approval of shareholders. As of June 30, 2003, the Company has received RMB 20 million as a security deposit for the transaction. The decision to sell was due to the lack of funding and high competition in the market.

The estimated loss on disposal of the internet-related business, together with the related assets and liabilities to be disposed, is as follows:

Sales proceeds                                                 $     2,500,000
Less :                  Current assets                              (2,286,013)
                        Capital assets                                (442,820)
Add :                   Current liabilities                          3,200,859
                                                                  --------------
                                                                     2,972,026
Less : Write off of loan balance due from internet-
       related business                                             (3,084,544)
                                                                  --------------
Estimated loss on disposal of internet-related business        $      (112,518)
                                                                  ==============

The results of the discontinued internet-related services for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows:


                               Three months ended June 30,                Six months ended June 30,
                                 2003                2002                 2003                  2002

Revenue                  $       1,292,708   $      1,111,286   $         2,372,554   $         2,119,876
Operating Costs                 (1,382,677)        (1,266,516)           (2,695,541)           (2,344,392)

                            ----------------     --------------     -----------------     -----------------

Net Loss                 $         (89,969)   $      (155,230)   $         (322,987)   $         (224,516)
                            ================     ==============     =================     =================


5. Discontinued Operations - ISP Services

The Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. The Company's joint venture partner, Xin Hai, signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval. The net assets classified as held for sale have been grouped on the accompanying consolidated balance sheets as Net Assets of Discontinued Operations. As of June 30, 2003, $500,000 has been received as a security deposit for the transaction. A provision of $200,000 has been made against the balance of the sales proceeds as the Company has determined that the purchaser has a liquidity problem and may not be able pay the remaining balance.

The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, is as follows:


      Sales proceeds                                            $      700,000
      Less :                 Capital assets                           (320,797)
                             Accounts receivable                      (289,896)
      Add :                  Deferred revenue                          317,321
      Less :                 Provision for doubtful debt              (200,000)
                                                                   -------------
                                                                $      206,628
                                                                   =============

6. Basic and Diluted Earnings (Loss) Per Share

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


The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and six-month periods ended June 30, 2003 and 2002:

                                                           Three months ended June 30,           Six months ended June 30,
                                                                2003              2002             2003              2002
Loss from continuing operations                          $      (51,342)   $     (132,839)  $     (131,912)   $     (172,084)

Loss from discontinued operations                               (89,969)         (155,230)        (322,987)         (224,516)
                                                            -------------     -------------    -------------     -------------
Net loss for the year                                          (141,311)         (288,069)        (454,899)         (396,600)

Weighted-average shares outstanding                           41,360,010        21,360,010       41,360,010        21,360,010

Effect of dilutive securities :

Dilutive options - $1.30                                               -                 -                -                 -

Dilutive warrants - $0.50                                              -                 -                -                 -

Dilutive warrants - $0.75                                              -                 -                -                 -
                                                            -------------     -------------    -------------     -------------
Dilutive potential common shares                                       -                 -                -                 -
                                                            -------------     -------------    -------------     -------------
Adjusted weighted-average shares and assumed conversions      41,360,010        21,360,010       41,360,010        21,360,010

Loss per share attributable to common shareholders:
Loss from continuing operations                                   (0.00)            (0.00)           (0.00)            (0.01)
Loss from discontinued operations                                 (0.00)            (0.01)           (0.01)            (0.01)
                                                            -------------     -------------    -------------     -------------
Total basic and diluted loss per share                   $        (0.00)   $        (0.01)  $        (0.01)   $        (0.02)
                                                            =============     =============    =============     =============

The effect of outstanding options and warrants was not included as the effect would be antidilutive.


7. Share Purchase Warrants

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

8. Total Amount Advanced to Joint Venture

As at June 30, 2003, the total amount advanced to the joint venture project is $3,084,544.


9. Segment and Geographic Data

The Company's reportable segments are geographic areas that provide English as a Second Language ("ESL") courses to foreign students in Canada. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

                                                        China           Canada             Other              Total
For the three months ended June 30, 2003

Revenue from continuing operations $                        -   $       77,933   $             -   $         77,933

Operating Loss                                          (122)         (21,356)          (11,946)           (33,424)

Total Assets                                        5,976,953           57,233           510,346          6,544,532

Depreciation / Amortization                                 -            1,830               179              2,009

Interest Income                                             -                2                 2                  4

For the three months ended June 30, 2002

Revenue from continuing operations $                        -   $            -   $             -   $              -

Operating Loss                                        (1,081)          (3,042)          (36,560)           (40,683)

Total Assets                                        2,347,030            8,885           817,780          3,173,695

Depreciation / Amortization                                 -               65               490                555

Interest Income                                             -                -               525                525

For the six months ended June 30, 2003

Revenue from continuing operations $                        -   $       143,283   $            -   $        143,283

Operating Loss                                          (908)          (70,688)         (22,001)           (93,597)
Total Assets                                        5,976,953            57,233          510,346          6,544,532

Depreciation / Amortization                                 -             3,200              357              3,557

Interest Income                                             -                 4                4                  8

For the six months ended June 30, 2002

Revenue from continuing operations   $          -              $   -             $   -            $   -
Operating Loss                                        (1,594)           (8,351)         (94,972)          (104,917)

Total Assets                                        2,347,030             8,885          817,780          3,173,695

Depreciation / Amortization                                 -               129              980              1,109

Interest Income                                             1                 -            1,161              1,162


10. Subsequent Events

On July 3, 2003, the Company acquired 51% of the outstanding and issued shares of Dawa Business Group Inc. ("Dawa") in exchange for 49% of the outstanding and issued shares of the Company's subsidiary Windsor Education Academy Inc. ("Windsor").

Dawa's main business is the publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community. The Company acquired Windsor on December 10, 2002, a licensed school specializing in offering ESL courses to foreign students. The Company can promote Windsor and its affiliated educational products through the Dawa publications.

11. Contingency

The Company has been sued as a defendant in the Supreme Court of British Columbia seeking C$40,313 ($29,744) allegedly due on the contract between the ex-owners of Windsor and the Company for the sale of Windsor. The Company intends to vigorously defend the claim.

As the Company considers that the claim is without merit, no provision has been made in the financial statements for the amount involved.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

     The Company had $77,933 in revenue in the period in 2003 from educational services, which division it acquired in early 2003. The Company discontinued operations in China for its domain name registration service within its Infornet subsidiary, since it has been sold, and results of 2002 revenues (now discontinued) for the period have been omitted.

     The Company incurred expenses in the quarter totalling $111,357 in 2003 compared to $40,683 in 2002. These expenses were those of the registrant (in
2002), not of the discontinued operations in China. The largest components of expenses were consulting and professional of $25,496 in 2003 and $35,249 in 2002, wages, salaries, and benefits of $59,575 in 2003 compared to $2,092 in 2002, general and administrative of $10,510 in 2003 and $2,694 in 2002, rent of $24,598 in 2003 and $1,709 in 2002, foreign exchange loss of $14,096 in 2003 and $2,691 in 2002, and advertising and promotion of $3,265 in 2003 and $1,075 in 2002.

     The Company had other income of $53 in the period in 2003 compared to $12,463 in 2002. The Company had a loss of $17,975 in 2003 and a loss of $105,144 in 2002 for equity loss in undistributed earnings of investee company.

     The loss from continuing operations was $51,342 in 2003 in the period compared to $132,839 in 2002. The loss from discontinued operations was $89,969 in the period in 2003 and $155,230 in 2002. Total net loss was $141,311 in the quarter in 2003 compared to $288,069 in the same quarter in 2002. The loss per share was nominal in 2003 and 2002 on continuing operations.
The loss per share was nominal in the quarter of 2003 and $0.01 in the same period of 2002 on discontinued operations.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AS COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 2002.

The Company had $143,283 in revenue in the period in 2003 from educational services, which division it acquired in early 2003. The Company discontinued operations in China for its domain name registration service within its Infornet subsidiary, since it has been sold, and results of 2002 revenues (now discontinued) for the period have been omitted.

     The Company incurred expenses in the period totalling $236,880 in 2003 compared to $104,917 in 2002. These expenses were those of the registrant (in
2002), not of the discontinued operations in China. The largest components of expenses were consulting and professional of $46,426 in 2003 and $70,017 in 2002, wages, salaries, and benefits of $112,494 in 2003 compared to $8,993 in 2002, general and administrative of $22,684 in 2003 and $21,615 in 2002, rent of $43,147 in 2003 and $4,234 in 2002, foreign exchange loss of $4,455 in 2003 and $2,126 in 2002, and advertising and promotion of $13,027 in 2003 and $1,075 in 2002.

     The Company had other income of $6,048 in the period in 2003 compared to $12,463 in 2002. The Company had a loss of $44,371 in 2003 and a loss of $80,972 in 2002 for equity loss in undistributed earnings of investee company.

     The loss from continuing operations was $131,912 in 2003 in the period compared to $172,084 in 2002. The loss from discontinued operations was $322,987 in the period in 2003 and $224,516 in 2002. Total net loss was $454,899 in the period in 2003 compared to $396,600 in the same period in 2002. The loss per share was nominal in the period of 2003 and $0.01 in the same period 2002 on continuing operations. The loss per share was $0.01 in the period of 2003 and the same period of 2002 on discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash and cash equivalents of $3,337,992 at June 30, 2003.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the second quarter of 2003. It has equipment of $13,082 on the books, which is not necessarily liquid at such value. It has an investment in The Link Group, Inc. valued at $275,229. Other than cash capital, its other assets would be illiquid.

     At the end of the quarter, it had $6,129,097 in current assets. It had current liabilities of $6,263,224, which included a security deposit of $500,000 from the sale of its Internet Access Provision business in June 2001 and a security deposit of $2,415,600 from the sale of its Internet related business in February 2003.

     The cash capital at the end of the quarter of $3,337,992 will be used to fund continued operations, which management believes is adequate to satisfy its cash requirements for at least the next twelve months. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising & marketing which precede development of additional revenue for the Company.

     Net cash flows provided by continuing operations increased to $2,286,575 in the first six month period in 2003 from ($103,556) in the corresponding period in 2002. Net cash flow used in investing activities increased to ($4,442) in first six month period 2003 from ($207,240) in the corresponding period in 2002. Net cash flow used in financing activities increased to $0 in first six month period of 2003 compared to ($28,885) in first six month period of 2002.

Changes in Financial Condition:

     At the end of the second quarter 2003 Company assets had increased to $6,544,532 compared to $3,918,160 at year-end 2002. The current assets $6,129,097 at the end of second quarter 2003 compared to $3,460,530 at year-end 2002. Total liabilities at end of second quarter 2003 were $6,263,224 compared to $3,176,765 at year-end 2002. At June 30, 2003 the Company had $3,337,992 in
cash compared to $957,133 at year-end 2002. The positive changes resulted from the sale of its operations in China and the achievement of a private placement of stock for $1,000,000 in late 2002.


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

ITEM 3.  CONTROLS AND PROCEDURES

The President, the chief executive officer and the chief financial officer of the Company, have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings -

            On August 7, 2003, Xin Net Corp. was named as a defendant in the Supreme Court of British Columbia seeking C$40,313 (US$29,744) allegedly due on the contract between Edward Kheng Yoong Lee, Sidney Pak Lai Ho, Ricky Chung Hou NG, and Lilian Lee ("Plaintiffs") and XIN NET Corp. for the sale of Windsor Education Academy, Inc. XIN NET Corp. intends to vigorously defend the claim.


Item 2.  Changes in securities

         None.


Item 3.  Defaults upon senior securities

         None.


Item 4.  Submission of matters to a vote of security holders

         None.


Item 5.  Other information

         None.

Item 6.  Exhibits and reports on Form 8-K

                (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
           Item 601 of Regulation S-K:

                             None.

                (b) Reports on Form 8-K filed during the three months ended June 30, 2003. (incorporated by reference)

                             8-K filed 4-4-03

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 19, 2003

                                          XIN NET CORP.



                                          by: /s/ Ernest Cheung
                                       ----------------------------
                                              Ernest Cheung,
                                             Secretary/Director