Form 10QSB
period 2003-09-30
XIN NET CORP
filed 2003-11-21
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2003

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

       Registrant's telephone number, including area code: (604)632-9638

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing require-ments for at least the past 90 days.

                         YES  X          NO
                            -----         -----

As of September 30, 2003, there were 41,360,010 shares of $0.001 par value common stock outstanding.

                                  XIN NET CORP.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               September 30, 2003


PART I. FINANCIAL INFORMATION                                           PAGE

     ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets........................................F-1

          Consolidated Statements of Operations..............................F-2

          Consolidated Statements of Cash Flows..............................F-3

          Notes to Consolidated Financial Statements.........................F-4

     ITEM 2. Management's Discussion and Analysis............................. 3

     ITEM 3. Controls and Procedures.......................................... 6

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings................................................ 6

     ITEM 2. Changes in Securities and Use of Proceeds........................ 7

     ITEM 3. Defaults Upon Senior Securities.................................. 7

     ITEM 4. Submission of Matters to a Vote of Security Holders.............. 7

     ITEM 5. Other Information................................................ 7

     ITEM 6. Exhibits and Reports on Form 8-K................................. 7


SIGNATURE..................................................................... 8




                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                    XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                   September 30,        December 31,
Stated in U.S. dollars                                                  2003                2002
--------------------------------------------------------------------------------------------------------
                                                                    (Unaudited)          (Audited)
ASSETS
Current Assets

  Cash and Cash Equivalents                                           $3,258,999           $957,133

  Investments                                                                  -              1,266

  Prepaid Expenses and Other Current Assets                              167,670             22,422
  Assets of Discontinued Operations - Internet-related Services
                                                                       2,435,485          2,186,337

  Net Assets of Discontinued Operations - ISP                            293,347            293,372
                                                                 ------------------- -------------------
Total Current Assets                                                   6,155,501          3,460,530


Investment - at equity                                                   253,524            319,600

Property and Equipment, Net                                               15,611             10,906

Goodwill                                                                 187,262            127,124
                                                                 ------------------- -------------------
Total Assets                                                          $6,611,898         $3,918,160
                                                                 =================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts Payable and Other Accrued Liabilities                        $135,783           $109,044

  Deferred Revenue                                                        66,282             37,725
  Liabilities of Discontinued Operations - Internet-related Services   3,200,857          2,529,996
  Security deposit from Beijing Sino Soft Intel Information

    Technology Ltd.                                                      500,000            500,000

  Security deposit from Sino-i.com Ltd.                                2,417,000                  -
                                                                 ------------------- -------------------
                                                                       6,319,922          3,176,765

Minority Interest                                                         43,161                  -

Commitments and Contingencies                                                  -                  -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 41,360,010 (2002: 41,360,010)                41,360             41,360

  Additional Paid In Capital                                           8,194,045          8,194,045

  Accumulated Deficit                                                 (7,831,843)        (7,345,351)

  Accumulated Other Comprehensive Loss                                  (154,747)          (148,659)
                                                                 ------------------- -------------------
Total Stockholders' Equity                                               248,815            741,395
                                                                 ------------------- -------------------
Total Liabilities and Stockholders' Equity                            $6,611,898         $3,918,160
                                                                 =================== ===================


                                              XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                                        (Unaudited)

                                                                       Three months ended           Nine months ended
                                                                         September 30,                September 30,
Stated in U.S. dollars                                                2003           2002          2003           2002
----------------------------------------------------------------------------------------------------------------------------
Revenue

  Tuition fee                                                     $    78,040            $-       $ 221,323            $ -

  Commercial press                                                     89,718                        89,718              -
                                                                  -------------  -----------    ------------   --------------
                                                                      167,758             -         311,041              -
Cost of revenue

  Commercial press                                                     31,992             -          31,992              -

Gross profit                                                          135,766             -         279,049              -

Expenses

  Advertising and promotion                                             2,612             -          15,639          1,075

  Consulting and professional                                          32,008        31,826          78,434        101,843

  Depreciation                                                          2,182           556           5,739          1,665

  Foreign exchange (gain) loss                                         (1,759)        1,306          (6,214)          (820)

  General and administrative                                           34,504         1,257          57,188         22,872

  Rent                                                                 16,549         1,550          59,696          5,784

  Salaries, wages and sub-contract                                     83,256         2,050         195,750         11,043
                                                                  -------------  -----------    ------------   --------------
                                                                      169,352        38,545         406,232        143,462

Operating Loss                                                        (33,586)      (38,545)       (127,183)      (143,462)

Other Income and Expenses

   Interest income                                                          3             -              11          1,162

   Other income                                                         2,497             -           8,545         12,463
   Equity loss in undistributed earnings of investee company
                                                                      (21,705)      (89,708)        (66,076)      (170,500)
                                                                  -------------  -----------    ------------   --------------
                                                                      (19,205)      (89,708)        (57,520)      (156,875)

Loss before minority interest and discontinued operations             (52,791)     (128,253)       (184,703)      (300,337)

Minority interest                                                      21,198             -          21,198              -
                                                                  -------------  -----------    ------------   --------------
                                                                      (31,593)     (128,253)       (163,505)      (300,337)
Loss from Discontinued Operations - Internet-related Services               -       (41,806)       (322,987)      (266,322)
                                                                  -------------  -----------    ------------   --------------
Net Loss Available to Common Stockholders                            $(31,593)    $(170,059)    $  (486,492)   $  (566,659)
                                                                  =============  ===========    ============   ==============

Loss per share attributable to common stockholders:
  Loss from continuing operations                                      $(0.00)       $(0.01)         $(0.00)        $(0.02)
  Loss from discontinued operations                                      0.00         (0.00)          (0.01)         (0.01)
                                                                  -------------  -----------    ------------   --------------
  Total basic and diluted                                              $(0.00)       $(0.01)         $(0.01)        $(0.03)
                                                                  =============  ===========    ============   ==============

Weighted average number of common shares outstanding:
  Basic and diluted                                                41,360,010    21,360,010      41,360,010      21,360,010
                                                                  =============  ===========    ============   ==============



                                    XIN NET CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                             (Unaudited)

Stated in U.S. dollars                                                    2003           2002
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities

  Net loss from continuing operations                                   $(163,505)       $(300,337)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation and amortization                                           5,739            1,665

    Non-cash income from Dawa Business Press Inc.                            (476)               -

    Translation adjustments                                                (6,088)          (1,323)

    Minority interest                                                     (21,198)               -

    Equity loss of The Link Group, Inc.                                    66,076          170,500
    Changes in assets and liabilities

      Decrease (Increase) in prepaid expenses and other current assets    (84,542)          18,632

      Decrease in accounts payable                                        (29,270)         (68,783)

      Increase in deferred revenue                                         28,557                -

      Increase in security deposits                                     2,417,000                -
                                                                       -----------        ----------
  Net cash provided by (used in) operating activities                   2,212,293         (179,646)
                                                                       -----------        ----------

Cash flows from investing activities
  Purchases of property and equipment                                     (10,444)         (29,981)

  Reduction in investment                                                   1,266           49,818

  Reduction in loan to ProtectServe Pacific Ltd.                                -          360,400

  Investment in The Link Group, Inc.                                            -         (600,300)
                                                                       -----------        ----------
  Net cash flows used in investing activities                              (9,178)        (220,063)
                                                                       -----------        ----------
Cash flows from financing activities
  Principal payments on capital lease obligations                               -          (28,885)
                                                                       -----------        ----------
  Net cash flows used in financing activities                                   -          (28,885)
                                                                       -----------        ----------
Net cash provided by (used in) continuing operations                    2,203,115         (428,594)

Net cash provided by discontinued operations                               98,751           70,682
                                                                       -----------        ----------
Increase (Decrease) in cash and cash equivalents                        2,301,866         (357,912)

Cash and cash equivalents - beginning of period                           957,133          434,215
                                                                       -----------        ----------
Cash and cash equivalents - end of period                              $3,258,999          $76,303
                                                                       ===========        ==========

Supplemental Information :
Cash paid for :
    Interest                                                               $6,573           $9,475

    Income taxes                                                           10,978            7,176

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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


2. Property and Equipment

      Property and equipment consists of the following :

                                       September 30, 2003      December 31, 2002

      Equipment                              $     30,946           $    20,284
      Library                                       9,546                 9,146

      Furniture                                    10,643                 8,606
                                       -----------------------------------------
      Total                                        51,135                38,036
      Less : Accumulated depreciation            (35,524)              (27,130)
                                       -----------------------------------------
      Net book value                          $    15,611           $    10,906
                                       =========================================

The  depreciation  expense charged to continuing  operations for the three-month
and  nine-month   periods  ended  September  30,  2003  was  $2,182  and  $5,739 respectively.


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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. On March 28, 2003, Link issued 3,000,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changes to 24.8%. On August 5, 2003, Link cancelled 22,200,000 shares pursuant to a repurchase agreement and thereafter the Company's holding in Link correspondingly increases to 38.6%. The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses as follow at September 30, 2003:

   Original cost of 15,370,675 shares of The Link Group, Inc.   $     800,300
   Equity in undistributed earnings of investee company             (546,776)
                                                                 -------------
   Investment - at equity                                       $     253,524
                                                                 =============

4. Discontinued Operations - Internet-related Services

On  February  26,  2003,  the  Company  entered  into an  agreement  to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,417,000). The transaction is still subject to the approval of shareholders. As of September 30, 2003, the Company has received RMB 20 million as a security deposit for the transaction. The decision to sell was due to the lack of funding and high competition in the market.

The estimated loss on disposal of the internet-related business, together with the related assets and liabilities to be disposed, is as follows:

Sales proceeds                                                  $    2,417,000
Less :                  Current assets                             (1,992,665)
                        Capital assets                               (442,820)
Add :                   Current liabilities                          3,200,857
                                                                   ------------
                                                                     3,182,372
Less: Write off of loan balance due from internet-related
      business                                                     (3,084,544)
                                                                   ------------
Estimated gain on disposal of internet-related business         $       97,828
                                                                   ============

The results of the discontinued internet-related services for the three-month and nine-month periods ended September 30, 2003 and 2002 are as follows:


                           Three months ended September 30,           Nine months ended September 30,
                              2003                 2002                  2003                  2002
Revenue               $                -   $        1,128,814   $         2,372,554   $         3,248,690
Operating Costs                        -          (1,170,620)           (2,695,541)           (3,515,012)

                         ----------------     ----------------     -----------------     -----------------

Net Loss              $                -   $         (41,806)   $         (322,987)   $         (266,322)
                         ================     ================     =================     =================


5. Discontinued Operations - ISP Services

The Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. The Company's joint venture partner, Xin Hai, signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The agreement is subject to payments being made by the other party at specified dates and to Company shareholders' approval. The net assets classified as held for sale have been grouped on the accompanying consolidated balance sheets as Net Assets of Discontinued Operations. As of September 30, 2003, $500,000 has been received as a security deposit for the transaction. A provision of $200,000 has been made against the balance of the sales proceeds as the Company has determined that the purchaser has a liquidity problem and may not be able pay the remaining balance.

The estimated gain on disposal of the ISP services, together with the related assets and liabilities to be disposed, is as follows:

      Sales proceeds                                         $        700,000
      Less :                 Capital assets                         (320,797)
                             Accounts receivable                    (289,871)
      Add :                  Deferred revenue                         317,321
      Less :                 Provision for doubtful debt            (200,000)
                                                                --------------
                                                             $        206,653
                                                                ==============

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2003 and 2002:


                                                   Three months ended September 30,      Nine months ended September 30,
                                                           2003             2002               2003              2002
Loss from continuing operations                     $      (31,593)  $      (128,253)   $     (163,505)  $       (300,337)

Loss from discontinued operations                                 -          (41,806)         (322,987)          (266,322)
                                                       -------------    --------------     -------------    ---------------

Net loss for the year                                      (31,593)         (170,059)         (486,492)          (566,659)

Weighted-average shares outstanding                      41,360,010        21,360,010        41,360,010         21,360,010

Effect of dilutive securities :

Dilutive options - $1.30                                          -                 -                 -                  -



Dilutive warrants - $0.50                                         -                 -                 -                  -

Dilutive warrants - $0.75                                         -                 -                 -                  -
                                                       -------------    --------------     -------------    ---------------

Dilutive potential common shares                                  -                 -                 -                  -
                                                       -------------    --------------     -------------    ---------------

Adjusted weighted-average shares and assumed
conversions                                              41,360,010        21,360,010        41,360,010         21,360,010

Loss per share attributable to common shareholders:
Loss from continuing operations                              (0.00)            (0.01)            (0.00)             (0.02)
Loss from discontinued operations                            (0.00)            (0.00)            (0.01)             (0.01)
                                                       -------------    --------------     -------------    ---------------
Total basic and diluted loss per share              $        (0.00)  $         (0.01)   $        (0.01)  $          (0.03)
                                                       =============    ==============     =============    ===============

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

8. Acquisition of Dawa Business Group Inc. ("Dawa")

On July 3, 2003, the Company acquired 51% of the outstanding and issued shares of Dawa in exchange for 49% of the outstanding and issued shares of the Company's subsidiary Windsor Education Academy Inc. ("Windsor").

Dawa's main business is the publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community. The Company acquired Windsor on December 10, 2002, a licensed school specializing in offering English as a Secondary Language ("ESL) courses to foreign students. The Company can promote Windsor and its affiliated educational products through the Dawa publications.

Dawa's financial information is incorporated into the consolidation of the Company effective June 30, 2003, as the transactions that occurred between June 30, 2003 to July 2, 2003 were immaterial. The value assigned to assets and liabilities acquired can be summarized as follows :

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIOD IN 2002.

Revenues. The Company had $78,040 in revenue in the period in 2003 from educa-tional services, through its subsidiary, Windsor Education Academy Inc. ("Windsor"), which was acquired in late December 2002. The Company had $89,718 in revenue in the period in 2003 from commercial press, through its subsidiary, Dawa Business Group Inc., ("Dawa"), which was acquired in early July 2003. The Company discontinued the internet-related operations in China. Please refer to
Note 4 of the notes to the financial statements for details.

Cost of revenues. Cost of revenues was $31,992 for the three months ended September 30, 2003, and represented costs incurred to generate Dawa revenues. Cost of revenues consists primarily of printing costs, materials, and labor. These costs are relatively fixed and do not fluctuate significantly.

Expenses. The Company incurred expenses in the quarter totaling $169,352 in 2003 compared to $38,545 in 2002. The largest components of expenses were consulting and professional fees, wages, salaries, and sub-contract services, rent expense, and corporate and administrative overhead. The increase in expenses was the result of the expenses incurred related to the operations of Windsor, which was acquired in late December 2002, and the commercial press operations of Dawa, acquired in early July 2003. The Company discontinued the internet-related operations in China and therefore all of the expenses related to these operation are included in the caption "Loss from Discontinued Operations-Internet-related Services" in the statement of operations.

Other income and expense. The Company had other income of $2,497 in the period in 2003 compared to nil in 2002. The Company had a charge of ($21,705) in 2003 and a charge of ($89,708) in 2002 for equity loss in undistributed earnings of the investee company.

Net Losses. The loss before minority interest and discontinued operations was ($52,791) in 2003 and ($128,253) in 2002. The net loss to common shareholders, after minority interest deduction, was ($31,593) in 2003 and in 2002, after a loss of ($44,806) from discontinued operations, the loss was ($170,059). The net loss per share in the quarter was nominal in 2003 and ($.01) in 2002.

The Company expects the trend of losses to continue at the current rate until it can achieve business operations in which revenues can equal or exceed expenses, of which there can be no assurance.

Loss from discontinued operations. The loss from discontinued operations was nil in the period in 2003 and $41,806 in 2002. Discontinued operations represents net income and expenses of the Company's internet-related operations in China. The Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,417,000). The transaction is still subject to the approval of shareholders. As of September 30, 2003, the Company has received RMB 20 million as a security deposit for the transaction. The decision to sell was due to the lack of funding and high competition in the market.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002.

Revenues. The Company had $221,323 in revenue in the period in 2003 from educational services. The Company had $89,718 in revenue in the period in 2003 from commercial press, which was acquired in early July 2003. The Company dis-continued the internet-related operations in China. Please refer to Note 4 of the notes to the financial statements for details.

Cost of revenues. Cost of revenues was $31,992 for the nine months ended September 30, 2003, and represented costs incurred to generate Dawa revenues. Cost of revenues consists primarily of printing costs, materials, and labor. These costs are relatively fixed and do not fluctuate significantly.

Expenses. The Company incurred expenses in the period totaling $406,232 in 2003 as compared to $143,462 in 2002. 2002. The largest components of expenses were consulting and professional fees, wages, salaries, and sub-contract services, rent expense, and corporate and administrative overhead The increase in expenses was primarily the result of the expenses incurred related to the operations of Windsor, which was acquired in late December 2002, and the commercial press operations of Dawa, acquired in early July 2003. The Company discontinued the internet-related operations in China and therefore all of the expenses related to these operations are included in the caption "Loss from Discontinued Operations-Internet-related Services" in the statement of operations.

Other income and expense. The Company had other income of $8,545 in the period in 2003 compared to $12,463 in 2002. The Company had a charge of ($66,076) in 2003 and a charge of ($170,500) in 2002 for equity loss in undistributed earn-ings of investee company.

Loss from Discontinued Operations. The loss from discontinued operations was ($322,987) in the nine-month period in 2003 and ($266,322) in the same period of 2002. Discontinued operations represents net income and expenses of the Company's internet-related operations in China. The Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange for a total consideration of RMB 20 million (approximately US$2,417,000). The transaction is still subject to the approval of shareholders. As of September 30, 2003, the Company has received RMB 20 million as a security deposit for the transaction. The decision to sell was due to the lack of funding and high competition in the market.

LOSS ON OPERATIONS

The Company had an operating loss of ($127,183) in the period in 2003 compared to $143,462) in the same period in 2002. The net loss in the period, after minority interest adjustment, was ($163,505) in 2003 in the period, that when combined with loss on discontinued operations of ($322,987) resulted in a ($486,492) loss for the period in 2003. The loss in the period in 2002 was ($300,337) that, when combined with the (266,322) loss on discontinued opera-tions resulted in a loss of ($566,659) in 2002. The net loss per share was ($.01) in 2003 and ($.03) in 2002 in the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net cash and cash equivalents of $3,258,999 at September 30, 2003, which will be used to fund continued operations. Management believes cash is adequate to satisfy its cash requirements for at least the next twelve months. The trend of operating losses could continue due to costs of equipment, design of new value-added services, start up operations for new locations and advertising and marketing, which precede development of additional revenue for the Company.

     The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. It did not raise any additional capital during the third quarter of 2003. It has equipment of $15,611 on the books, which is not necessarily liquid at such value. It has an invest-ment in The Link Group, Inc. valued at $253,524. Other than cash capital, its other assets would be illiquid.

     At the end of the quarter, it had $6,155,501 in current assets. It had current liabilities of $6,319,922, which included a security deposit of $500,000 from the sale of its Internet Access Provision business in June 2001 and a security deposit of $2,417,000 from the sale of its Internet related business in February 2003.

     Net cash flows provided by continuing operations increased to $2,203,115 in the first nine month period in 2003 from ($428,594) in the corresponding period in 2002, primarily as a result of $2,417,000 received as a security deposit for the sale of its Internet related business. Net cash flow used in investing activities decreased to ($9,178) in first nine month period 2003 from ($220,063) in the corresponding period in 2002, primarily due to cash paid ($600,300) for its equity investment in The Link Group, Inc. during 2002 and offset by ($360,400) representing a reduction in the loan to Protectserve Pacific Ltd. Net cash flow used in financing activities was $0 in first nine month period of 2003 compared to $28,885 for the nine month period of 2002, representing principal payments on capital lease obligations.

Changes in Financial Condition:

     At the end of the third quarter 2003 Company assets had increased to $6,611,898 compared to $3,918,160 at year-end 2002. Current assets increased to $6,155,501 at the end of third quarter 2003 compared to $3,460,530 at year-end 2002 and total liabilities increased at end of third quarter 2003 to $6,319,922 compared to $3,176,765 at year-end 2002. At September 30, 2003 the Company had $3,258,999 in cash compared to $957,133 at year-end 2002. Although working capital decreased by $448,186, positive changes resulted from the sale of its operations in China and the achievement of a private placement of stock for $1,000,000 in late 2002.

Need for Additional Financing:

     The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

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

Future Trends:

     The Company will continue its cost-saving measures and ongoing efforts to increase revenues in order to achieve profitability. However the Company cannot assure that any profit on revenues can occur in the future. It may have to continue to advertise and promote its business and operating losses may continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

ITEM 3.  CONTROLS AND PROCEDURES

a.       Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.



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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    Exhibit 31.1 - Sarbanes-Oxley Certification
                                    Exhibit 31.2 - Sarbanes-Oxley Certification
                                    Exhibit 32.1 - Sarbanes-Oxley Certification
                                    Exhibit 32.1 - Sarbanes-Oxley Certification

                         (b) Reports on Form 8-K filed  during the three  months
                    ended September 30, 2003. (incorporated by reference)

                                      8-K filed 7-29-03

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 20, 2003

                                          XIN NET CORP.



                                          by: /s/ Ernest Cheung
                                       ----------------------------
                                              Ernest Cheung,
                                             Secretary/Director