Form 10KSB
period 2003-12-31
XIN NET CORP
filed 2004-04-16
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2003


      General Form for Registration of Securities of Small Business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                                  XIN NET CORP.
                                  -------------
             (Exact name of registrant as specified in this charter)

Florida                                                 330-751560
----------                                           -------------------
(State of other jurisdiction (I.R.S. Employer of incorporation or organization) Identification No.)

          #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

              Yes       [X]    No    [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $475,309.

Transitional Small Business Disclosure Format:

              Yes   [_]         No      [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2003: $3,298,850 at $.10 per share.

Number of outstanding shares of the registrant's no par value common stock, as of March 31, 2004: 46,360,010.

                                TABLE OF CONTENTS

                                     PART I



Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Registrant's Common Stock and Security Holder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Financial Statements and Supplementary Data

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and procedures

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

Item 14. Audit Fees

Signature Page

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

   On April 2, 1997, the Company acquired 100% interest of Infornet Investment Limited ("Infornet"), a Hong Kong corporation. In August 1997 Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd., ("Xin Hai"), Xin Hai was an experienced internet-related services provider, but the business suffered loses and was sold and discontinued in 2001.

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

CORPORATE OVERVIEW

   Xin Net Corp.'s structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:


                                  Xin Net Corp.
                                 (Florida, USA)

   Infornet Investment Corp.               Infornet Investment Ltd.
   (100% Owned)                            (100% Owned)
   (BC., Canada)                           (Hong Kong)


   Windsor Education Academy Inc.
   (51% Owned)
   (BC., Canada)

   Dawa Business Group, Inc.
   (51% Owned)
   (BC, Canada)

   Xinbiz Corp.                            Xinbiz Ltd.
   (British  Virgin  Islands)              (Hong Kong)
   (100% Owned)                            (Xinbiz Corp. 100% owned)
   (Dormant)                               (Dormant)

     The Company also incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000. Both of these companies are wholly owned subsidiaries. Xinbiz Corp. and Xinbiz Ltd. do not have any operations.

   Through Xin Net Corp.'s wholly owned subsidiary, Infornet Investment Ltd. (Hong Kong), the Company formed a joint venture with Xin Hai Technology Development Ltd. for upgrading telecommunication technology and services in the PRC. This evolved into an internet-focused service provider and e-commerce solutions business.

         The Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services, and to discontinue Internet access provision services as soon as practicable. On June 22, 2001 the Company entered into an agreement to sell its ISP assets (Xin Hai).

          The price for the sale was $700,000 (USD) payable to in Renminbi at the official exchange rate. As of December 31, 2003, $500,000 has been received for the transaction. A loss provision of $200,000 has been made against the balance of the sales price as the Company has determined that the purchaser will not be able to pay the remaining balance.

          Since the Company started its Internet-related business in China, it has seen rapid growth in Internet use in China; but it has also seen an equal if not greater growth in companies entering this arena. As a result, the industry experienced severely reduced operating margins and continued losses. Although the Company was considered an early leader in the Domain Name Registration field, due to the lack of adequate funding, future growth potential against many competitiors was limited at best. The Company had struggled for several years to break even and was hoping for some meaningful funding to grow, but the plan was nullified when the funding failed to materialize. As China becomes more and more open according to the terms of the WTO, the world's large well-funded companies have been given access to the China market and seriously compromised the Company's competitive position.

          In February, 2003, the Company signed an agreement to sell the Company's China assets (Domain name registration) to a subsidiary of Sino-i.com Limited, a Hong Kong Stock Exchange listed company for a total consideration of Rmb 20 million (approx. US$ 2.4 million). Infornet Investment Limited is the Company's wholly owned Hong Kong subsidiary that controls the Company's interest in Xin Net Telecom Corp. The Company has received all of the purchase price.

Education Business

        In 2002, the Company redirected its resources to the education and train -ing field. In January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc., a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total consid-eration was C$ 200,000 (about US$ 128,000). Windsor Education Academy Inc., a Richmond, British Columbia based school offers English as a Second Language
(ESL) courses to foreign students. Windsor is government certified. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies in this market area with the goal of introducing foreign accredited programs into the China market.

       Xin Net Corp. currently maintains an office at: #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638).

New Acquisition in 2004

     In 2004, the Company entered into a Definitive Agreement to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

     On Closing Date, the Company intends to acquire 49% of Beijing Quicknet for a price of U$3,060,000 (three million and sixty thousand US dollars) in form of issuing 6,120,000 (six million one hundred and twenty thousand) common shares of the Company's stock at a deemed price of US$0.50 per share. The remaining 2% will be conveyed for US$100 when either of the following is completed to the satisfaction of the Company (1) the appropriate government ministry in China approving the transfer of the 2%, or (2) an acceptable legal mechanism for the transfer of the 2% ownership is arranged. Furthermore, the Company has the option to acquire the remaining 49% of Beijing Quicknet within 2 years from the Closing Date. If the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars). The purchase price will be in the form of a combination of cash and the issuance of common shares of the Company.

The Company will have the right to appoint all of the directors of Beijing Quicknet after the closing.

Discontinued Internet Services

   Up until late 2002, the Company business was focused on domain name registra-tion, webhosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the PRC to offer online site registra -tion. In October 1999, ChinaDNS was approved as an Official Agent of Network Solutions, Inc.

Due to the continued loss on operations ($254,035 in 2002). In 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise of ASP for about $2,400,000. We are treating the DNS business as discontinued operations at this time, as China Enterprise is in full control of the assets.

CURRENT BUSINESS

Education and Training

The Company is currently offering English as a Second Language (ESL) and related courses through Windsor Education Academy in the Richmond campus. The Company owns 51% of Windsor, a B.C. company.

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

EMPLOYEES OF WINDSOR SUBSIDIARY

   At the end of December 31, 2003, Windsor Education Academy had approximately eleven employees, consisting of eight full and part time teachers and three administrative personnel. The key to success is the ability to attract students either publicly or privately funded. The number of employees will change as the student body changes and there is no collectively bargaining unit at the academy.

Education and Training

   Windsor Academy has a campus in Richmond, British Columbia. They are equipped with personal computers and the standard classroom fixtures.

News Advertising Service

       On July 3, 2003, the Company has acquired 51% of Dawa Business Group Inc. ("Dawa") in exchange for 49% of Xin Net's subsidiary, Windsor Education Academy Inc. ("Windsor").

       Dawa Business Group Inc. was acquired (51%) in a share exchange with the Windsor subsidiary to provide media connections for the Windsor subsidiary in the Chinese Language Community. Dawa achieved some revenues during the year, but the Company intends to terminate its interest due to unprofitability. The subsidiary has about 10 employees.

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION AND REVENUES

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

DEPENDENCE ON CLIENT BASE

     For the Education Services, there are about 100 students, Windsor is constantly relying on the printed media, word of mouth, recruiting agents and other marketing channels to increase the number of students.

News/Advertising
----------------

        The Company, for its Dawa operations (through the 51% Dawa owned subsid-iary) has been operating a Chinese language newspaper and press services in the Chinese language, operating primarily in British Columbia. It sells advertising and press services to the Chinese community.

   Backlog of Orders: None.

     Government Contracts: Windsor Education receives a number of ESL students from the Provincial Government of British Columbia under government programs.

     Dawa has no government contracts.


COMPETITIVE CONDITIONS

Education Services
------------------

   In Windsor's business, the supplementary education and training market is very fragmented, there are very few large ones and numerous small schools, established mostly in larger cities worldwide. There are several keys to a school's success, such as, quality of its curriculum and graduates, teachers and facilities, certifications and diplomas offered, location and accessibility, marketing and advertising, variety of programs offered, etc. The Company is striving to improve on all fronts as well as expanding through acquisitions and into the mainland China market.

News/Advertising
----------------

        For Dawa, the foreign language news/advertising business is very competi -tive due to low cost of entry and the number of entities publishing in the locale (B.C.)

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


   (a) Local regulation

   The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in Canada.

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

   (c) Parents and Subsidiaries

Parent:

XIN NET CORP., a Florida corporation

Subsidiaries:

INFORNET INVESTMENT CORP., a British Columbia corporation (100%)
INFORNET INVESTMENT LTD., a Hong Kong corporation (100%)
XIN BIZ Corp (100% owned BVI Corp.) (Dormant)
XIN BIZ Limited (a Hong Kong Corp) (100% owned subsidiary of XIN BIZ Corp.)
   (Dormant)
WINDSOR EDUCATION ACADEMY, INC. (51% owned British Columbia Corp.)
DAWA BUSINESS GROUP INC. (51% owned British Columbia Corp.)

     The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) See Company 2003 Financial Statement, Note 6.

   Number of Persons Employed:

   As of December 31, 2003, the Company had five employees, Xiao-qing Du, Xin Wei, Ming Ming Lu, Hui Chen, and Shanshan Hu through Infornet Investment Corp., involved in the day-to-day management of its business: Du, Chen, and Hu partly in Canada and partly in China, and Lu in Canada, and Wei in China.

BUSINESS SEGMENTS

Pending Acquisition in 2004
---------------------------

        During the year, the Company had revenues in two segments:

        Windsor - ESL Education         $280,723
        Dawa - Chinese Language News    $194,586

        The cost of revenue in each segment was:

        Windsor $134,340
        Dawa $72,279

        The gross profit from each of the business segments was:

        Windsor $146,383
        Dawa    $122,307
                --------
                $268,690

       Note: The Registrant owns 51% of the equity in each of Windsor and Dawa. While revenues and costs of revenues are consolidated for reporting purposes, a 49% minority interest in the two companies exists, which, in effect, reduces the allocable gross profit by 49% or $131,658.

     The Company has entered into a Definitive Agreement to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

On Closing Date, the Company will acquire 49% of Beijing Quicknet for a price of U$3,060,000 (three million and sixty thousand US dollars) in form of issuing 6,120,000 (six million one hundred and twenty thousand) common shares of the Company's stock at a deemed price of US$0.50 per share. The remaining 2% will be conveyed for US$100 when either of the following is completed to the satisfaction of the Company (1) the appropriate government ministry in China approving the transfer of the 2%, or (2) an acceptable legal mechanism for the transfer of the 2% ownership is arranged. Furthermore, the Company has the option to acquire the remaining 49% of Beijing Quicknet within 2 years from the Closing Date. If the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars).

The Company will have the right to appoint all of the directors of Beijing Quicknet after the closing.


ITEM 2. PROPERTIES
------------------

     Xin Net Corp. currently maintains an office at: #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Other Xin Hai/joint venture offices are in Guangzhou, Shanghai, Chengdu, Nanjing and Shenyang. Windsor Academy currently rents spaces at 7900 Alderbridge Way, Unit 100, Richmond, BC, Canada.

   As of December 31, 2003, the Xin Net Corp. had the following tangible assets. (The amount is quoted in US Dollar)

(a) Real Estate: None

(b) Computers and Office Equipment: $13,438

ITEM 3. LEGAL PROCEEDINGS
-------------------------

            On August 7, 2003, Xin Net Corp. was named as a defendant in the Supreme Court of British Columbia seeking C$40,313 (US$29,744) allegedly due on the contract between Edward Kheng Yoong Lee, Sidney Pak Lai Ho, Ricky Chung Hou NG, and Lilian Lee ("Plaintiffs") and XIN NET Corp. for the sale of Windsor Education Academy, Inc. XIN NET Corp. intends to vigorously defend the claim.

        The Company does not believe the amount involved or the outcome to be material.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

   (a) The Company common stock is traded on the Bulletin Board under the trad-ing symbol XNET. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 2002 and December 31, 2003 as follows:

                                  Bid (U.S. $)

                               HIGH             LOW
                               ----             ---

2003
----
First Quarter                 0.34             0.045
Second Quarter                0.29             0.04
Third Quarter                 0.29             0.10
Fourth Quarter                0.20             0.09


2002
-----
First Quarter                  0.38            0.21
Second Quarter                 0.28            0.08
Third Quarter                  0.18            0.06
Fourth Quarter                 0.15            0.05

    The Company shares trade on the Over the Counter Bulletin Board. Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

   Because of recent changes in the rules and regulations governing the trading of small issuers securities, the Company's securities are presently classified as "Penny Stock," which classification places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest any broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of the "established public trading market." The public trading market is presently limited as to number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

   (b) As of December 31, 2003, Xin Net Corp. had approximately 5000 shareholders of record of the common stock.

   (c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS
----------------------------------------------------------------------

   The information presented here should be read in conjunction with Xin Net Corp's consolidated financial statements and related notes. With the pending sale of the Chinese Internet operations, the figures presented in the financial statements are significantly different from the previous year.

CHANGES IN FINANCIAL CONDITION AND BUSINESS

On December 10, 2002, Xin Net Corp. acquired Windsor Education Academy
Inc., a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total consideration was C$200,000 (about US$128,00).

On February 26, 2003, the Company sold the interest in Xin Net Telecom Corp., the domain name registration business of the Company to a non-affiliated party ("Sino-i.com Limited")and received RMB20 million (approximately U$2.4 million).

On July 3, 2003, the Company has acquired 51% of Dawa Business Group Inc. ("Dawa") in exchange for 49% of Xin Net's subsidiary Windsor Education Academy Inc. ("Windsor").

The Company has redirected its resources to the education and training field since the beginning of 2003. The Company helped Windsor to expand locally as well as internationally into China. For the past 12 months, revenues generated from both Windsor and Dawa are in line with the revenues in the previous year. Although Windsor has signed agreements with Chinese schools in various courses, due to the strict Visa application rule, none of the overseas students have been permitted to enter Windsor, thus generating no revenue stream from overseas students.

For the education services side, the Company is using working capital from the Domain Name sale to explore the local market, launch new courses, set up new market campaign, sign up with Universities to offer courses in order to get University degree, sign up with more agents, both domestic and international and provide marketing materials and financial support to those agents.

Changes in Financial Condition:

At December 31, 2003, the Company's assets had increased to $6,320,612 compared to $3,918,160 at December 31, 2002. The current assets totaled $5,866,214 at 2003 year-end compared to $3,460,530 at 2002 year-end. Total liabilities at year-end 2003 were $5,870,451 compared to $3,176,765 at 2002 year-end. At December 31, 2003 the Company had $ 3,303,677 in cash compared to $957,133 a year ago. All the major changes are due to the pending sale of the Internet related ChinaDNS businesses in China.


FUTURE PLANS

On Feb 15, 2004, the Company has entered into a Definitive Agreement to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

The Company has accumulated more than 300,000 corporate accounts from its previous domain name registration and web hosting services in China. The Company wants to continue pursuing in Internet related businesses in China. Acquisition of Beijing Quicknet gives the Company an opportunity to capitalize in this rapidly growing market, it also gives the chance for Beijing Quicknet to utilize these corporate accounts and generate more revenue stream.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

With the pending sale of the Chinese Internet operations and the new acquired subsidiaries, the figures presented in the financial statements are significantly different from the previous year.

Revenues. The Company achieved revenues of $475,309 in 2003 in the form of net sales of education courses (Windsor) and advertisement from the newspaper from its subsidiaries. The Company had operating cost of $668,369 in 2003, resulting in a loss of $193,060.

BUSINESS SEGMENTS

Pending Acquisition in 2004
---------------------------

        During the year, the Company had revenues in two segments:

        Windsor - ESL Education         $280,723
        Dawa - Chinese Language news    $194,586

        The cost of revenue in each segment was:

        Windsor $134,340
        Dawa $72,279

        The gross profit from each of the business segments was:

        Windsor $146,383
        Dawa    $122,307
                --------
                $268,690

       Note: The Registrant owns 51% of the equity in each of Windsor and Dawa. While revenues and costs of revenues are consolidated for reporting purposes, a 49% minority interest in the two companies exists, which, in effect, reduces the allocable gross profit by 49% or $131,658.

Operating Expenses. The Company incurred operating expenses of $461,750 in 2003 compared to operating expenses of $191,269 in 2002 due to the acquisition of the two subsidiaries.

Loss from continuing operations. Loss from continuing operations for 2003 was $197,943 in contrast to the 2002 operating loss of $653,744. A significant contributor to the decrease in loss from continuing operations is we treat the investment in The Link Group as equity. The loss in 2002 from The Link Group, Inc. was U$480,700.

Loss from discontinued operations. Loss from discontinued operations in 2003 was $116,334 representing the results of the internet related services operations in China pending shareholder approval.

Net Loss. The net loss in 2003 was $ 314,277 compared to the net loss in 2002 of $ 907,779. The per share loss for 2003 was $0.01, and the per share loss for 2002 was $0.04.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $3,303,677 at year-end 2003.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $5,866,214 in current assets and current liabilities of $5,870,451.

The cash capital at the end of the period of $3,303,677 will be used to fund continuing operations. The sale of the ChinaDNS assets has provided more than US$2 million in working capital.

Net cash flows used in operating activities increased to $2,253,318 in 2003 from $(101,446) in 2002 mainly from the sale of the ChinaDNS business which brings in $2,416,200. The account receivable increased to $95,465 in 2003, as compared to nil in 2002 is because of the increased advertisement revenue from Dawa and the collection of this advertisement revenue hasn't been done on time.

Net cash flows used in investing activities in 2003 was $(5,525), representing there was no major investment made in 2003.

Net cash flows provided by financing activities for 2003 was nil.

The Company has revenues from its subsidiaries: Windsor Education Academy ("Windsor")and Dawa Business News Group Inc. ("Dawa")at this time. However capital from private placements, borrowing against assets and/or from warrants being exercised by warrant holders, is required to fund future operations.

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

The Company spent U$600,300 for Link Group in 2001, spent U$129,450 for Windsor in 2002. We have a share swap in 2003 to acquire 51% of Dawa, and reduce our interests in Windsor from 100% to 51%.

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

From the aspect of whether it can continue toward the business goal of maintain -ing and expanding the businesses in Canada and develop new business of SMS services in China, it may use all of its available capital without generating a profit.

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


Future Trends:

For the Education Services side, we have operated for over a year now, the competition is very fierce in the market. The Canadian government has tighten its budget on English training for new immigrants, which leads to reduced government funding for Windsor, this will have negative effects to the revenue of Windsor Education Academy. Canadian government also adopts more strict system to choose schools that can be funded by the government and every school needs to re-register with the government. There is no assurance that Windsor Education Academy will continue receiving government funding in the coming years.

For the Dawa News Business Group Services side, the Company commenced operations in 2003 and based on the industry research available, there is fierce competi-tion in the market. As more competitors come up in the market, competition on advertisement price, which is the main revenue stream for the News Services, become unfavorable to the Company. There is no assurance that the News business will continue to be profitable. According to the agreement signed between the Company and Dawa News Press, the Company has the right to reverse the agreement by disposing its interest in the News business, in exchange for regaining 49% interest in the Education business.

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


ITEM 8A.  CONTROLS AND PROCEEDURES
----------------------------------

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

NAME                       AGE              TITLE                     TERM

Xiao-qing Du               33       President                        Annual
                                    and Director

Ernest Cheung              53       Director and Secretary           Annual

Maurice Tsakok             52       Director                         Annual

Xin Wei                    34       President of Xin Hai             Annual
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

     XIAO-QING (ANGELA) DU, President of subsidiary Infornet Investment Corp. and Director, age 33, was President and Director of our company from 1996 to April 1999. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She has been Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment CORP., the Company's wholly owned subsidiary in Canada, and now is president and director of the Company.

     ERNEST CHEUNG, Secretary and Director, age 53, has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

Mr. Cheung is an officer or director in the following public companies:



Name of Issuer                      Symbol  Market   Position     From     To         Business
--------------                      ------  ------   --------     ----     --         --------
Agro International Holdings Inc.    AOH     CDNX     President    Jan-97   Current    Agriculture
China NetTV Holdings Inc.*          CTVH    OTCBB    President    May-00   2003       Set-Top Box Technology
Drucker, Inc.*.                     DKIN    OTCBB    Secretary    Apr-97   2003       Oil & Gas
ITI World Investment Group Inc.     IWI.A   CDNX                  Jun-98   Current    Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.     Apr-99   Current    Domain Name
                                                                                      Registration
Richco Investors Inc.               YRU.A   CDNX     President    May-95   Current    Financial, Management,
                                                                                      Capital Market Services
Spur Ventures Inc.                  SVU     CDNX                  Mar-97   Current    Fertilizer
The Link Group Inc.*                LNKG    OTCBB    Secretary    Dec-01   Current    Internet Surveillance
Xin Net Corp.*                      XNET    OTCBB    Secretary    Mar-97   Current    China Internet

* Reporting Companies in US

         He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of Registrant since January 1997.


     MAURICE TSAKOK, Director (since 1997), age 52, was employed from 1994 to 1996 by Sagit Mutual Funds, a mutual fund company, who as a vice-president was responsible for computer operations and research on global technology companies. From 1997 to present, he acted as a consultant on the high-tech industry and provides technical analysis on high-tech companies. He holds a Mechanical Engineering degree (1974 University of Minnesota) as well as an MBA specializing in Management Information Systems (MIS) (1976 Hofstra University). In 2000, he became a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (formerly World Envirotech, Inc.).

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

  Qualified Financial Expert. The Company has not hired a qualified financial expert and will only do so when operations warrant the expenditure for such experts.

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

   Code of Ethics.  The Company has not adopted a Code of Ethics.


ITEM 10. EXECUTIVE COMPENSATION AND COMPLIANCE WITH SECTION 16(a)
-----------------------------------------------------------------

  (a) Officers' Compensation

   Compensation paid by the Company for all services provided up to December 31, 2003, (1) to each of the executive officers and (2) to all officers as a group.


                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants
----------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus Annual      Restricted Securities   Long Term           LTIP      All Other
Principal                         Compensation Stock     Underlying   Compensation/       Payments  Compensation
/Other($)    Awards    Options/     Options
Position                                                    SARs(#)
                                                            (SHARES)
----------------------------------------------------------------------------------------------------------
Xiao-qing Du  2000  30,000    0           0     0         0                0              0              0
President of  2001  32,084    0           0     0         0                0              0              0
Infornet      2002   4,809    0           0     0         0                0              0              0
Subsidiary          (CDN)
              2003       0    0           0     0         0                0              0              0
-------------------------------------------------------------------------------------------------------------
Ernest Cheung 2000       0    0      24,000     0         0                0              0              0
Secretary     2001       0    0      24,000     0         0                0              0              0
              2002       0    0      24,000     0         0                0              0              0
                                      (CDN)
              2003       0    0           0     0         0                0              0              0
-------------------------------------------------------------------------------------------------------------
Officers as   2000  30,000    0      24,000     0         0                0              0              0
A Group       2001  32,084    0      24,000     0         0                0              0              0
              2002   4,809    0      24,000     0         0                0              0              0
                     (CDN)            (CDN)
              2003       0    0           0     0         0                0              0              0
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


                                                SUMMARY COMPENSATION TABLE OF DIRECTORS
                                                        (To December 31, 2003)
                        Cash Compensation               Security Grants
-------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                   (SHARES)
------------------------------------------------------------------------------------------------------------
Xiao-qing Du,  2000    0          0        0           0           0                 0              0
Director       2001    0          0        0           0           0                 0              0
               2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
-------------------------------------------------------------------------------------------------------------
Ernest Cheung, 2000    0          0        0           0           0                 0              0
Director       2001    0          0        0           0           0                 0              0
               2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------
Maurice Tsakok 2000    0          0       24,000 CDN   0           0                 0              0
Director       2001    0          0       24,000 CDN   0           0                 0              0
               2002    0          0       24,000 CDN   0           0                 0              0
               2003    0          0        0           0           0                 0              0
-----------------------------------------------------------------------------------------------------------
Directors as a 2000    0          0       53,500 CDN   0           0                 0              0
group          2001    0          0       84,000 CDN   0           0                 0              0
               2002    0          0       54,000 CDN   0           0                 0              0
               2003    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------

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

        No person failed to file forms on a timely basis during the past fiscal year as required under Section 16(a) based upon information available to the Company.


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

   (a) Beneficial owners of five percent (5%) or greater, of Company common stock: The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 41,360,010 shares outstanding at December 31, 2003, and in the event of exercise of all options for our stock.


Title of        Name and Address                           Amount of                 Percent of          If"A"         If "B"
Class           of Beneficial Owner                        Beneficial Interest       Class               warrants      warrants
                                                                                                         exercised*    exercised**
-----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           Ste. 830-789 West Pender St.               2,760,000                 6.7%                5.2%          4.3%
                Vancouver, BC V6C 1H2                      (2)
Common          Richco Investors, Inc.                     5,611,500                 13.5%               10.6%         8.7%
Stock           Ste. 830-789 West Pender St.               (1)(3)(4)(7)(8)
                Vancouver, BC V6C 1H2
Common          Ernest Cheung                              5,349,500                 12.9%               10.6%         8.3%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(7)(8)
                Vancouver, BC V6C 1H2
Common          Maurice Tsakok                             4,991,500                 12.0%               9.5%          7.7%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)(8)
                Vancouver, BC V6C 1H2


   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2003, and in the event of exercise of all options for our stock.

Title of        Name and Address                            Amount of                 Percent of         If"A"         If "B"
Class           of Beneficial Owner                         Beneficial Interest       Class              warrants       warrants
                                                                                                         exercised*     exercised**
----------------------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du (Director)                     2,760,000                 6.7%           5.2%               4.3%
Stock           Ste. 830-789 West Pender St.                (2)
                Vancouver, B.C.  V6C 1H2
Common          Ernest Cheung                               5,611,500                 13.5%          10.6%              8.7%
Stock           (Secretary & Director)                      (1)(3)(4)(7)(8)
                (Including Richco Investors above)
Common          Maurice Tsakok                              5,611,500                 13.5%          10.6%              8.7%
Stock           (Director)                                  (1)(3)(5)(8)
                (Including Richco Investors above)
Total for officers and directors as a group                 8,911,500                 33.7           26.14              21.7

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

   (3) Richco Investors has 1,085,000 "A" warrants to purchase shares of common stock and has 1,085,000 "B" warrants to purchase shares of common stock
       *.
   (4) Ernest Cheung has 50,000 options to purchase shares at $1.30.

   (5) Maurice Tsakok has 262,000 options to purchase shares at $1.30.

   (6) Ernest Cheung is President of Development Fund II of Nova Scotia, Inc. which owns 190,000 common shares and 190,000 "A" warrants and 190,000 "B" warrants.

   (7) Includes all shares of Richco Investors, Inc., Ernest Cheung, Maurice Tsakok, and Development Fund II of Nova Scotia since there is common control.

   (8) Assumes exercise of all warrants and options within 60 days pursuant to Rule 13(d)3(d)(i).

   *If all "A" warrants for units are exercised. **If all "B" warrants for shares are exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Equity Investment - The Company's equity investment is with a company (The Link Group, Inc.) that is under common control with this company.

Options - Of the 2,136,000 stock options outstanding as of December 31, 2003, 1,642,000 options are held by current officers and directors of the Company and 262,000 options are held by the Company's former president, who resigned in April of 2003.

Warrants - There are 1,275,000 "A" and "B" warrants to purchase shares of common stock held by two different entities whose director is the same as this Company. The Company's former President has 80,000 "A" and "B" warrants to purchase shares of common stock, and a family member of the Company's former President has 60,000 "A" and "B" warrants to purchase common stock. All of the warrants are outstanding as of December 31, 2003.

Advances to Joint Venture - The Company has made loans to the joint venture during the periods presented. These loans bear no interest and are payable on demand. Total advances to the joint venture as of December 31, 2003 and 2002 were $3,084,544 and $3,152,184, respectively.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

---------------------------------------------------
(a)      Exhibits

10.11 Share Purchase Agreement (Incorporated by reference)
        Previously filed 8K 12/24/01
10.1 Investment Banking Agreement (Incorporated by reference)
        Previously filed 8K 11/28/01
10.1 Share Exchange Agreement (Incorporated by reference)
        Previously filed 8K 10/03/01
3.2 Amended Bylaws (Incorporated by reference)
        Previously filed 8K 8/15/01
10.1 Letter of Intent (Incorporated by reference)
        Previously filed 8K 8/03/01
10.1 Assets Transfer Agreement (Incorporated by reference)
        Previously filed 8K 7/12/01
31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

        8-K filed 1-23-03
        8-K filed 4-4-03
        8-K filed 7-29-03


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        General. Clancy & Co., PLLC. ("C&C") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining C&C's independence.

         Audit Fees. C&C billed the Company for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002 and quarterly review $28,850. C&C billed the Company $31,230 for the 2003 audit and 2003 quarterly reviews.

        There were no audit related fees in 2002 or 2003. C&C billed the Company $2,050 for tax fees or other fees in 2002. There were no tax fees in 2003.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2002 and 2003.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 15, 2004
                                             XIN NET CORP.

                                             by: /s/ Xiao-qing Du
                                             ----------------------------
                                             Xiao-qing Du, President

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         President, Director and            April 15, 2004
/s/ Xiao-qing Du         Principal Accounting Officer
------------------
Xiao-qing Du

                         Secretary, Director and            April 15, 2004
/s/ Ernest Cheung        Principal Financial Officer
-----------------
Ernest Cheung


/s/ Maurice Tsakok       Director                           April 15, 2004
----------------
Maurice Tsakok


                         XIN NET CORP. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Independent Auditors' Report.............................................................      F-1

Consolidated Balance Sheets..............................................................      F-2

Consolidated Statements of Operations....................................................      F-3

Consolidated Statements of Changes in Stockholders' Equity...............................      F-4

Consolidated Statements of Cash Flows....................................................      F-5

Notes to the Consolidated Financial Statements...........................................   F-6 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Xin Net Corp.

We have audited the consolidated balance sheets of Xin Net Corp. (a Florida corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xin Net Corp. and Subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Clancy and Co., P.L.L.C.
Clancy and Co., P.L.L.C.
Phoenix, Arizona

March 12, 2004





                                         XIN NET CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                           DECEMBER 31, 2003 AND 2002
Stated in U.S. dollars                                                       2003                   2002
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets

  Cash and short-term deposits                                       $          3,303,677  $              957,133

  Investments  (Note 4)                                                                 -                   1,266
  Accounts receivable, net of allowance of $58,678                                 95,465                       -

  Prepaid expenses and other current assets                                        31,587                  22,422

  Assets to be disposed of (Note 9)                                             2,435,485               2,186,337

  Net assets of discontinued operations (Note 10)                                       -                 293,372
                                                                      --------------------  ----------------------
Total Current Assets                                                            5,866,214
                                                                                                        3,460,530

Investment - at equity (Note 6)                                                   253,524                 319,600


Property and Equipment, Net  (Note 5)                                              13,438                  10,906


Goodwill (Note 7, 8)                                                              187,436                 127,124

                                                                      --------------------  ----------------------

Total Assets                                                         $          6,320,612  $            3,918,160
                                                                      ====================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and other accrued liabilities                     $            225,040  $              109,044

  Deferred revenue                                                                 28,354                  37,725

  Security deposit from Sino-i.com Ltd. (Note 9)                                2,416,200                       -

  Liabilities to be disposed of  (Note 9)                                       3,200,857               2,529,996
                                                                      --------------------  ----------------------
Total Current Liabilities                                                       5,870,451
                                                                                                        3,176,765


Minority Interest                                                                  38,147                       -

Stockholders' Equity
  Common stock : $0.001 par value, authorized: 50,000,000

      Issued and outstanding: 41,360,010 shares                                    41,360                  41,360

  Additional paid-in capital                                                    8,194,045               8,194,045

  Accumulated deficit                                                         (7,659,628)             (7,345,351)

  Accumulated other comprehensive loss                                          (163,763)               (148,659)
                                                                      --------------------  ----------------------
Total Stockholders' Equity                                                        412,014
                                                                                                          741,395

                                                                      --------------------  ----------------------

Total Liabilities and Stockholders' Deficiency                       $          6,320,612 $             3,918,160
                                                                      ====================  ======================

                              The accompanying notes are an integral part of these financial statements.




                                            XIN NET CORP. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
Stated in U.S. dollars                                                             2003                    2002
------------------------------------------------------------------------------------------------------------------------

Revenue
  Tuition fee                                                                     $     280,723             $         -
  Commercial press                                                                      194,586                       -
                                                                            --------------------   ---------------------
                                                                                        475,309                       -
Cost of revenue
   Tuition fee                                                                          134,340                       -
   Commercial press                                                                      72,279                       -
                                                                            --------------------   ---------------------
                                                                                        206,619                       -
                                                                            --------------------   ---------------------

Gross profit                                                                            268,690                       -

Expenses

  Depreciation                                                                            8,140                   2,221
  Consulting and professional                                                           118,338                  47,376
  General and administrative                                                            104,188                 121,311
  Rent                                                                                   74,196                   7,285

  Salaries, wages and benefits                                                          156,888                  13,076
                                                                            --------------------   ---------------------
                                                                                        461,750                 191,269
                                                                            --------------------   ---------------------
Operating Loss                                                                        (193,060)               (191,269)

Other Income (Expense)
  Interest income                                                                        15,066                   1,272
  Other income                                                                            7,903                  16,953
  Bad debt recovery                                                                      12,178                       -
  Equity loss in undistributed earnings of investee company (Note 6)                   (66,076)               (480,700)
                                                                            --------------------   ---------------------
Total Other Income (Expense)                                                           (30,929)               (462,475)
                                                                            --------------------   ---------------------


Loss before Minority Interest, Taxes and Discontinued Operations                      (223,989)               (653,744)
Minority Interest                                                                        26,046                       -
Provision for Income Taxes                                                                    -                       -
                                                                            --------------------   ---------------------
Loss from Continuing Operations                                                       (197,943)               (653,744)
                                                                            --------------------   ---------------------

Discontinued Operations
  Loss from Assets Held for Sale (Note 9)                                             (322,987)               (254,035)
  Gain on disposal of ISP Operation (Note 10)                                          206,653                       -
                                                                            --------------------   ---------------------
Loss from discontinued operations                                                     (116,334)
                                                                            --------------------   ---------------------

Net Loss Available to Common Stockholders                                        $    (314,277)          $    (907,779)
                                                                            ====================   =====================

Loss per share available to common stockholders:
  Loss from continuing operations                                                  $     (0.01)           $      (0.03)
  Loss from discontinued operations                                                      (0.00)                  (0.01)
                                                                            --------------------   ---------------------
  Total basic and diluted                                                          $     (0.01)           $      (0.04)
                                                                            ====================   =====================
Basic and diluted weighted average common shares outstanding:                        41,360,010              24,757,270
                                                                            ====================   =====================


                              The accompanying notes are an integral part of these financial statements.




                                                XIN NET CORP. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                               Accumulated
                                                   Stock      Additional                          Other
                                     Common      Amount At      Paid-In      Accumulated      Comprehensive
Stated in U.S. dollars               Shares      Par Value      Capital        Deficit        Income (Loss)        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001           21,360,010    $  21,360  $   7,214,045  $  (6,437,572)       $  (148,589)     $   649,244

Common stock issued for cash         20,000,000       20,000        980,000                                          1,000,000

Components of comprehensive loss:
  Net loss                                                                        (907,779)                          (907,779)
  Translation adjustments                                                                                 (70)            (70)
                                                                                                                     ----------
Total comprehensive loss                                                                                             (907,849)
                                                                                                                     ----------
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 2002           41,360,010       41,360      8,194,045     (7,345,351)          (148,659)         741,395

Components of comprehensive loss:
  Net loss                                                                        (314,277)                          (314,277)
  Translation adjustments                                                                             (15,104)        (15,104)
                                                                                                                     ----------
Total comprehensive loss                                                                                             (329,381)
                                 ----------------------------------------------------------------------------------------------
Balance, December 31, 2003           41,360,010    $  41,360   $  8,194,045   $ (7,659,628)     $    (163,763)    $    412,014
                                 ==============================================================================================



                              The accompanying notes are an integral part of these financial statements.


                                       XIN NET CORP. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
Stated in U.S. dollars                                                      2003                2002
-------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
  Net loss                                                                $    (314,277)      $    (907,779)
  Less: loss from assets held for sale                                           322,987             254,035
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities
    Depreciation                                                                   8,140               2,221
    Translation adjustments                                                     (15,104)                (70)
    Minority interest                                                           (26,046)                   -
    Gain on disposal of ISP operations                                         (206,653)                   -
    Equity loss of investee company                                               66,076             480,700
    Changes in assets and liabilities
     (Increase) decrease in accounts receivable                                 (95,465)                   -
     (Increase) decrease in prepaid expenses and other current assets            (9,165)               7,328
      Increase in accounts payable                                               115,996              24,394
      Increase in deferred revenue                                               (9,371)              37,725
      Increase in security deposits                                            2,416,200                   -
                                                                    -----------------------------------------
  Net cash flows used in operating activities                                  2,253,318           (101,446)

Cash flows from investing activities
  Purchases of property and equipment                                           (10,661)             (9,379)
  Reduction (purchase) in investment                                               1,266              62,811

  Reduction (increase) in loan to ProtectServe Pacific Ltd.                            -             360,400
  Investment in The Link Group, Inc.                                                   -           (600,300)
  Cash acquired in Windsor subsidiary acquisition                                      -              26,739
  Cash acquired in Dawa subsidiary acquisition                                     3,870                   -
  Cash paid for purchase of Windsor subsidiary                                         -           (129,450)
                                                                    -----------------------------------------
  Net cash flows used in investing activities                                    (5,525)           (289,179)

Cash flows from financing activities
  Principal payments on capital lease obligations                                      -            (28,885)

  Proceeds from the issuance of common stock                                           -           1,000,000
                                                                    -----------------------------------------
  Net cash flows provided by financing activities                                      -             971,115
                                                                    -----------------------------------------
Net cash provided by continuing operations                                     2,247,793             580,490
Net cash provided by (used in) assets held for sale                               98,751            (57,572)
                                                                    -----------------------------------------
Increase (decrease) in cash and cash equivalents                               2,346,544             522,918
Cash and cash equivalents - beginning of year                                    957,133             434,215
                                                                    -----------------------------------------
Cash and cash equivalents - end of year                                   $    3,303,677       $     957,133
                                                                    =========================================
Cash paid for:
    Interest                                                                $      6,565       $      11,214
                                                                    =========================================
    Income taxes                                                           $      10,978        $      7,176
                                                                    =========================================


                              The accompanying notes are an integral part of these financial statements.

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Xin Net Corp. ("the Company") was incorporated under the laws of the State of Florida on September 12, 1996 with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company's principal business activities include providing education and training courses for foreign students and commercial publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community. The Company promotes its affiliated educational products through its commercial publications activities.

Prior to June 2003, the Company provided internet-related services, including domain name registration, web-hosting and other value-added services, such as e-commerce and advertising in several major cities in the Peoples Republic of China ("PRC"). Due to the lack of funding and high competition in the market, the Company signed an agreement to sell its internet-related services in the PRC (see Note 9 for details).

Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. The Company also consolidates the assets, liabilities, revenues and expenses of the joint venture because it has control over its operating and financing decisions. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Concentration of credit risk - The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in Canadian and Hong Kong banks that are not insured. Revenues were derived in geographic locations outside the United States. The ELSA program of Windsor accounts for 76% of the total tuition fees and 45% of the total revenue of the Company.

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

Accounts receivable and allowance for doubtful accounts - Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectability of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Property and equipment - Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to seven years.

Goodwill - Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill acquired has to be evaluated for impairment at the beginning of year 2002 and on an annual basis going forward according to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The standard requires a two-step process to be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value to be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires a hypothetical purchase price allocation analysis to be done to reflect a current book value of goodwill. The current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded. Annually, the goodwill is tested for impairment in the fourth quarter.

Long-lived assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue recognition - The Company's revenues for 2003 consisted of revenues from education and training services and the commercial printing. In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from education and training are recognized as the services are performed. Revenues derived from commercial printing are recognized when the job is delivered to the customer. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

The Company's revenues for 2002, which are included in discontinued operations, consisted of revenues from domain name registration services and e-solutions. Revenues derived from domain name registration services are recognized over the period the services are provided. E-solutions revenues are recognized as the services are performed or when the goods are delivered and consisted principally of electronic commerce, software development and developing web-site home pages.

Cost recognition - Cost of revenues includes direct costs to produce products and provide services.

Deferred revenue and deferred cost - Deferred revenue for 2003 primarily of education and training revenue received prior to the services being performed.

Deferred revenue for 2002, which is included as a component of "Liabilities to be disposed of" consists of prepaid domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost for 2002, which is included as a component of "Assets to be disposed of" consists of amounts paid to various registrars for domain name registration fees and are deferred on the same basis as revenue.

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

Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations amounted to $16,822 for 2003 and $1,075 for 2002. Total advertising costs included in discontinued operations amounted to $155,075 for 2003 and $168,902 for 2002.

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

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses and other current assets, accounts payable and other accrued liabilities, and deferred revenues, the carrying amounts approximate fair value due to their short maturities.

Business segment information - The Company discloses information about its reportable segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are geographic areas. The accounting policies of the operating segments are the same as those for the Company.

Earnings per share - Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Comprehensive income - The Company includes items of other comprehensive income
(loss) by their nature, such as translation adjustments, in a financial state-ment and displays the accumulated balance of other comprehensive income separate -ly from retained earnings and additional paid-in capital in the equity section of the balance sheet. The company discloses total comprehensive income (loss), its components and accumulated balances on its statement of stockholders' equity.

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

Reclassification - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity. Recent Accounting Pronouncements - The FASB issued the following pronouncements during 2003, none of which are expected to have a significant affect on the financial statements:

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - An Interpretation of Accounting Research Bulletin (ARB) No. 51". This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest. The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary. The interpretation outlines disclosure requirements for variable interest entities in existence prior to January 31, 2003, outlines consolidation requirements for variable interest entities created after January 31, 2003. The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, manufacture vendors, loan creditors and other suppliers to determine the extent of its variable economic interest in these parties. The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be variable interest entities of the Company.

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

In April 2003, the FASB issued SFAS No. 149, "Accounting for Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is generally effective for contracts entered into or modified after June 30, 2003, and all provisions should be applied prospectively. This statement does not affect the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the implementation of SFAS No. 150 will have a material impact on the financial condition, results of operations or cash flows.

NOTE 2 - SUBSIDIARIES
---------------------

(1) The Company's wholly-owned subsidiaries are as follows:

a. Infornet Investment Limited (a Hong Kong corporation) ("Infornet HK") is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. This subsidiary was originally incorporated as Micro Express Limited and was acquired at no cost. The name was changed to Infornet Investment Limited on July 18, 1997.
b. Infornet Investment Corp., (a Canadian corporation) ("Infornet Canada") is engaged in a similar line of business of the Company. The Company issued 5,000,000 shares of common stock to acquire this subsidiary for a total value of $65, representing organizational costs and filing fees.
c. Xinbiz (HK) Limited (a Hong Kong corporation) ("Xinbiz Ltd.") and Xinbiz Corp. (a British Virgin Islands corporation) ("Xinbiz Corp."). Both subsidiaries were inactive during 2003 and 2002.
d. Windsor Education Academy Inc., (a Canadian Corporation) ("Windsor") is engaged in providing English as a secondary language training program to foreign students. (See Note 7)
e. Dawa Business Group Inc. (a Canadian Corporation) ("Dawa") is engaged in the publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community. (See Note 8)

NOTE 3 - JOINT VENTURE
----------------------

On August 25, 1997, through its wholly-owned subsidiary Infornet HK, under the laws of the PRC, formed an 80% cooperative joint venture called Xinnet Telecom Corp., Ltd. (a PRC corporation) with Xin Hai Technology Development Ltd. (a PRC Corporation) ("Xin Hai") as a 20% partner, for a term of twenty (20) years. Infornet HK is obligated to contribute all of the capital of the joint venture. The initial registered capital was $525,000 and was subsequently increased by $1,000,000 by an amendment to the joint venture agreement dated December 15, 1999, for a total registered capital of $1,525,000. The total registered capital was increased to $1,750,000 during 2000. Infornet HK has already contributed this figure and no further capital contribution is required. Infornet HK continues to advance loans to the joint venture as necessary to fund the operations of the business.

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

In accordance with SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," the purchase method is used to account for the investment in the joint venture because the joint venture company's board of directors is authorized to make all major decisions for the joint venture and all the directors of the board are approved by the Company. Therefore, until this point, 100% of the profits and losses are consolidated and no minority interest is recorded. Total advances to the joint venture as of December 31, 2003 and 2002 were $3,084,544 and $3,152,184, respectively. (See Note 16)

The Company operates in accordance with the laws and regulations in the PRC, which allow Sino-foreign joint venture companies to construct Internet access networks and to have ownership rights, and rights for return on investment, but disallow joint venture companies to operate such networks. Internet Service Provider ("ISP") licenses are tightly controlled by the Ministry of Information Industry of China and provide a substantial barrier to entry. Therefore, Xin Hai holds the business, including all ISP operating licenses, industrial property rights, and network. The ownership and title to all of the assets comprising the Internet network remain with the Company during the term of the joint venture. Xin Hai is entitled to the custody and control of such assets on behalf of the Company.

In June 2001, the Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC and the Company's joint venture partner signed an agreement on June 22, 2001 to sell its ISP operation and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. The transaction is subject to the approval of shareholders. (See Note 10)

In February 2003, the Board of Directors of the Company decided to sell the unprofitable internet-related services in the PRC to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,500,000). The transaction is subject to the approval of shareholders. (See Note 9)


NOTE 4 - MARKETABLE DEBT SECURITIES
-----------------------------------

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


NOTE 5 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31:

                                              2003                2002
                                         ----------------    ---------------
Equipment                                     $   31,160         $   20,284
Library                                            9,554              9,146
Furniture                                         10,683              8,606
                                         ----------------    ---------------
Total                                             51,397             38,036
Less accumulated depreciation                     37,959             27,130
                                         ----------------    ---------------
                                              $   13,438         $   10,906
                                         ================    ===============

Depreciation charged to operations amounted to $8,140 for 2003 and $2,221 for 2002. Depreciation included in discontinued operations amounted to $125,059 for 2003 and $267,087 for 2002.


NOTE 6 - INVESTMENT - AT EQUITY
-------------------------------

Pursuant to a Share Exchange Agreement dated December 20, 2001, the Company paid $200,000 cash for 3,882,700 shares of The Link Group, Inc. ("Link") representing a 71.87% majority ownership interest and accounted for the acquisition under the purchase method of accounting. The Company accounts for the remaining 28.13% interest in Link as minority interest in the accompanying consolidated financial statements. Link is a development stage company traded on the NASDAQ as an over-the-counter bulletin board company. Goodwill represents the cost in excess of the net assets acquired of Link. (See Note 16)

Pursuant to a Subscription Agreement dated January 18, 2002, the Company paid $600,300 in a private placement of Link for 14,500,000 (pre-reverse one for four split) common shares at $0.0414 per share, as well as 10,875,000 special warrants convertible into 10,875,000 post-reverse one for four split common shares on or before January 31, 2004 at no additional consideration. An option to purchase an additional 7,500,000 post-reverse one for four split common shares at $0.04 per share, or $300,000, until February 15, 2002, was also granted to the Company, which was not exercised. The private placement and option transaction took place with another public company having directors in common.

Link completed a Share Exchange Agreement dated January 21, 2002 and agreed to purchase all of the issued and outstanding shares of Protectserve Pacific Ltd. (a Hong Kong company) ("PSP"). As of December 31, 2001, the Company had advanced $360,400 to PSP, which was repaid by PSP in January 2002. By an agreement dated January 21, 2002, Link agreed to purchase all of the outstanding shares of PSP through the issuance of 37,500,000 (post-reverse one for four split) common shares. Link had the right to buy back its shares at $0.001 per share from these individuals if PSP's after tax profit was less than Hong Kong $9 million dollars ("HKD") for the twelve months ending December 31, 2002. The buy back formula was for every HKD $333,333 that PSP falls short of the HKD $9 million after tax profit, Link can buy back one million (post-reverse one for four split) common shares from these individuals.

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increased to 34.1%. On March 28, 2003, Link issued 3,000,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changed to 24.8%. On August 5, 2003, Link cancelled 22,200,000 shares pursuant to a repurchase agreement and thereafter the Company's holding in Link correspondingly increased to 38.6%.

The Company accounts for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. As of December 31, 2003, the investee company's financial statements were not sufficiently timely for the Company to apply the equity method currently. Therefore, the Company recorded its share of the investee's losses from the most recent available financial statements, which were the unaudited financial statements as of September 30, 2003.


The net investment represents the following at December 31:


                                                                        2003                2002
                                                                   ---------------     ---------------

Original cost of 15,370,675 shares of The Link Group, Inc.             $  800,300           $ 800,300
Equity in undistributed losses of investee company                      (546,776)           (480,700)
                                                                   ---------------     ---------------
                                                                       $  253,524           $ 319,600
                                                                   ===============     ===============


NOTE 7 - ACQUISITION OF WINDSOR EDUCATION ACADEMY INC. ("Windsor")
------------------------------------------------------------------

On December 10, 2002, the Company acquired all the outstanding and issued capital of Windsor for $129,450 (Canadian $200,000). Windsor is engaged in providing English as a secondary language program to new immigrants in Canada. Windsor has a "Services Agreement" with the provincial government on providing English Language Service for Adults (ELSA), which is aimed at new immigrants who need improvement in English. The contract is renewed on a yearly basis. The financial assistance provided by the provincial government is based on the estimated cost to be incurred by the Company in that year in relation to the program, but in no event is greater than the amount stated in the agreement. The government funds the agreement in four installments beginning on September 1, 2003, and thereafter on December 1, 2003, April 1, 2004, and July 1, 2004. The Company records the payments received in each quarter as unearned revenue and recognizes revenue over the quarter on a pro-rata basis.


Cash at bank                                                       $  26,739
Receivables and prepaid expenses                                       6,534
Capital assets                                                         9,345
Goodwill                                                             127,124
Accounts payable                                                     (2,567)
Deferred revenue                                                    (37,725)
                                                              ---------------
Total purchase price                                               $ 129,450
                                                              ===============



The consolidated financial statements for the year ended December 31, 2002, do not include any operations of Windsor as the transactions occurring between the acquisition date and December 31, 2002, were immaterial. The following unaudited pro forma information for 2002 is based on the assumption that the acquisition took place as of the beginning of the period, January 1, 2002:

Net revenues                                                      $ 403,240
                                                             ===============

Net loss                                                        $ (251,850)
                                                             ===============

Basic and diluted loss per share                                 $   (0.01)
                                                             ===============



NOTE 8 - ACQUISITION OF DAWA BUSINESS GROUP INC. ("DAWA")
---------------------------------------------------------

On July 3, 2003, the Company acquired 51% of the outstanding and issued shares of Dawa in exchange for 49% of the outstanding and issued shares of Windsor. Dawa's main business is the publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community. The Company promotes Windsor and its affiliated educational products through the Dawa publications.

Dawa's financial information is incorporated into the consolidation of the Company effective June 30, 2003, as the transactions that occurred between the period June 30, 2003 to July 2, 2003were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash at bank                                                      $   2,395
Accounts receivables                                                 14,916
Capital assets                                                        2,110
Other assets                                                            133
Goodwill                                                             60,312
Accounts payable and accrued liabilities                           (17,575)
                                                             ---------------
Fair value of net assets acquired                                 $  62,291
                                                             ===============



The following unaudited pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2003), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:

                                                  2003                2002
                                             ---------------     ---------------

Net sales                                         $ 624,647         $  165,241
                                             ===============     ===============

Net loss                                         $ (14,146)         $ (704,155)
                                            ===============     ===============

Basic and diluted loss per share                 $   (0.00)          $   (0.03)
                                             ===============     ===============



NOTE 9 - DISCONTINUED OPERATIONS - ASSETS HELD FOR SALE
-------------------------------------------------------

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,500,000), which the Company has received and classified as a security deposit as of December 31, 2003. The transaction is subject to the approval of shareholders. The internet-related business is included in the China segment information in Note 12.

Assets to be disposed of comprise the following at December 31:

                                                  2003                2002
                                             ---------------     ---------------

Cash and cash equivalents                         $ 438,684          $  737,516
Other current assets                                217,102             187,975
Deferred costs                                    1,336,879             787,584
Property and equipment                              442,820             473,262
                                             ---------------     ---------------
                                                 $2,435,485         $ 2,186,337
                                             ===============     ===============



Liabilities to be disposed of comprise the following at December 31:

                                                            2003                2002
                                                       ---------------     ---------------

Accounts payable and other accrued liabilities              $ 781,535          $  624,326
Deferred revenue                                            2,419,322           1,905,670
                                                       ---------------     ---------------
                                                           $3,200,857         $ 2,529,996
                                                       ===============     ===============

Results of operations for the assets held for sale, which are included in discontinued operations, are as follows:

                                              2003                2002
                                         ---------------     ---------------

Revenues                                     $2,372,887         $ 4,358,581
Operating costs                               2,695,874           4,612,616
                                         ---------------     ---------------
Net loss                                    $ (322,987)         $ (254,035)
                                         ===============     ===============


Results of operations for 2003 includes the six months ended June 30, 2003, which covers the operating period for 2003 through the date when the entire proceeds were received pursuant to the purchase agreement. The operations and cash flows of the component subsequent to that date have been eliminated from the ongoing operations of the Company and the Company does not have any significant continuing involvement in the operations of the component. There is no resulting income tax effect.


NOTE 10 - GAIN ON DISPOSAL OF ISP OPERATIONS
--------------------------------------------

The Board of Directors of the Company decided to discontinue the unprofitable ISP services in the PRC. The Company's joint venture partner, Xin Hai, signed an agreement on June 22, 2001 to sell its ISP operations and related assets to a private company in Beijing, PRC for sales proceeds of $700,000. As of December 31, 2003, $500,000 has been received as a security deposit for the transaction. A provision of $200,000 has been made against the balance of the sales proceeds as the Company has determined that the purchaser has a liquidity problem and will not be able pay the remaining balance. The agreement was subject to payments being made by the other party at specified dates and to Company shareholders' approval.

Pursuant to Florida law, the Company was required to obtain shareholder approval for the sale of all or substantially all of the assets for a Florida corporation. However, if the assets do not represent all or substantially all of the business, the Board can approve it without shareholder approval, which it did by written consent. Because there has been no operations or cash flows consolidated in the financial statements since 2001, the Company has eliminated this component from its ongoing operations and it does not have any significant continuing involvement in the operations of the component.

Gain on the disposal of the ISP services was calculated as follows:

Sales proceeds                                             $ 700,000
Add:   Deferred revenue                                      317,321
Less:  Capital assets                                      (320,772)
           Accounts receivable                             (289,896)
           Provision for doubtful debt                     (200,000)
                                                      ---------------
                                                           $ 206,653
                                                      ===============

NOTE 11 - INCOME TAXES
----------------------

There is no current or deferred tax expense for the years ended December 31, 2003 and 2002, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                               2003                2002
                                          ---------------     ---------------

Deferred tax assets                            $ 624,000          $  400,000
Valuation allowance                            (624,000)           (400,000)
                                          ---------------     ---------------
Net deferred tax assets                          $     -             $     -
                                          ===============     ===============


The net change in the valuation allowance for 2003 and 2002 was an increase of $24,000 and $52,000, respectively, and are principally the result of net operating loss carryforwards. The Company has available net operating loss carryforwards of approximately $1,200,000 for tax purposes to offset future taxable income, which expire through 2023. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period. A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended December 31, 2003 and 2002 is as follows:


                                                 2003                2002
                                            ---------------     ---------------

Statutory federal income tax rate                  (34.0%)             (34.0%)
Valuation allowance                                  34.0%               34.0%
                                            ---------------     ---------------
Effective income tax rate                               -                   -
                                            ===============     ===============

NOTE 12 - SEGMENT AND GEOGRAPHIC DATA
-------------------------------------

The Company's reportable segments are geographic areas. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


                                                      China             Canada             Other               Total
                                                 -----------------  ----------------  -----------------  -------------------
For the year ended December 31, 2003
------------------------------------

Revenue from continuing operations              $       -              $ 475,309          $          -            $475,309

Operating loss                                     (2,395)              (112,675)              (77,990)           (193,060)

Total assets                                    5,675,109                151,474               494,029           6,320,612

                                                                           7,426                 1,961               8,140

Interest income                                    15,049                     12                 1,230              15,066

Loss from discontinued operations               (116,334)                      -                     -            (116,334)
Equity loss in undistributed earnings
   of investee company                                 -                       -              (480,700)            (66,076)

Investment in equity method investee                   -                       -               253,524             253,524


For the year ended December 31, 2002
------------------------------------

Revenue from continuing operations                     -                       -                     -                   -

Operating loss                                   $(2,604)               $(17,378)            $(171,287)          $(191,269)

Total assets                                   3,392,617                  49,131               476,412           3,918,160

Depreciation                                           -                     260                 1,961               2,221

Interest income                                       42                       -                 1,230               1,272

Loss from discontinued operations               (254,035)                      -                     -            (254,035)
Equity loss in undistributed earnings
   of investee company                                 -                       -              (480,700)           (480,700)

Investment in equity method investee                   -                       -               319,600             319,600

 NOTE 13 - STOCK OPTIONS
 -----------------------

 The Company granted incentive stock options exercisable during 1999 to certain directors, officers, and employees of the Company who contributed services to the Company. (See Note 16) Options outstanding at December 31, 2003 and 2002 were 2,136,000 with an option price of $1.30. No options were granted, canceled, forfeited, or exercised during 2003 or 2002. The weighted average exercise price of the options outstanding and exercisable is $1.30 and the weighted average remaining contractual life is 0.9 years. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value.

 Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

                                              2003                2002
                                         ---------------     ----------------
Net loss
   As reported                              $ (314,277)          $ (907,779)
   Stock-based employee compensation
     cost, net of tax                         (122,758)            (122,758)
                                         ---------------     ----------------
   Pro forma                                $ (437,035)         $(1,030,537)
                                         ===============     ================

Loss per share
   As reported                               $   (0.01)           $   (0.04)
                                         ===============     ================
   Pro forma                                 $   (0.01)           $   (0.04)
                                         ===============     ================


The fair value of each option grant was $1.17 and was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during 1999: dividend yield of 0%, expected volatility of 217%, risk-free interest rate of 5%, and an expected life of 5 years.


NOTE 14 - WARRANTS
------------------

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

The Company also issued 385,000 Series A warrants as part of the unit private placement in May 1999 to Richco Investors, Inc. for services rendered in structuring and arranging the private placement. Each warrant entitles the holder to purchase, on or before March 31, 2001, one (1) additional unit at a price of $2.00 per unit, each unit consisting of one (1) common share and one
(1) Series B warrant. The Series B warrant entitles the holder to purchase one
(1) additional common share of the Company at a price of $5.00 per share on or before March 31, 2002. The warrants were not valued because the exercise price of the warrants exceeded the fair market value of the common stock at the date of issuance. (See Note 16)

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


NOTE 15 - COMMITMENTS
---------------------

Operating leases - The Company leases office space under various operating leases expiring through May 2005. Total rent expense charged to operations during 2003 and 2002 was $74,196 and $7,285, respectively. Future minimum rental commitments are (approximately) as follows: (2004: $57,000 and 2005: $9,000)


NOTE 16 - RELATED PARTY TRANSACTIONS
------------------------------------

Consulting fees - The Company was charged approximately $nil and $71,000 during year 2003 and 2002, respectively, for consulting fees paid to certain individuals who are also officers or directors of the Company.

Equity investment - The Company's equity investment is with a company that is under common control with this company. (See Note 6)

Options - The Company's former president was granted 262,000 options to purchase shares at $1.30. The Company's current directors and officers were granted 1,612,000 options to purchase shares at $1.30. All of the options are outstand-ing as of December 31, 2003.

Warrants - Richco Investors Inc. has 1,085,000 "A" warrants to purchase shares of common stock and has 1,085,000 "B" warrants to purchase shares of common stock. The Company's former President has 80,000 "A" warrants to purchase shares of common stock and has 80,000 "B" warrants to purchase shares of common stock. Another entity controlled by one of the directors of this Company has 190,000 "A" warrants and 190,000 "B" warrants. All of the warrants are outstanding as of December 31, 2003.

Advances to Joint Venture - The Company has made loans to the joint venture during the periods presented. These loans bear no interest and are payable on demand. Total advances to the joint venture as of December 31, 2003 and 2002 were $3,084,544 and $3,152,184, respectively. (See Note 3)

NOTE 17 - PRIVATE PLACEMENT
---------------------------

The Company completed a private placeemnt of 20,000,000 shares of common stock at $0.05 per share for net proceeds of $1,000,000 on October 31, 2002. The tranasction was approved by the Board of Directors on October 30, 2002.


NOTE 18 - SUBSEQUENT EVENTS
---------------------------

On February 15, 2004, the Company entered into a definitive agreement to acquire a 51% equity interest from the shareholders of a short message system ("SMS") provider, Beijing Quicknet Telecommunication Corp. Ltd. ("Quicknet"), located in Beijing, China for a price of $3,060,000 in form of issuing 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%). The Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire the remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company can pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.