Form 10QSB
period 2004-03-31
XIN NET CORP
filed 2004-05-24
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2004

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

As of May 15, 2004, there were 41,360,010 shares of $0.001 par value common stock outstanding.

                                  XIN NET CORP.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                 March 31, 2004


PART I. FINANCIAL INFORMATION                                            PAGE

     ITEM 1. Consolidated Financial Statements:

          Consolidated Balance
Sheets...................................................................3

          Consolidated Statements of
Operations...............................................................4

              Consolidated Statements of Cash Flows......................5

          Notes to Consolidated Financial
Statements...............................................................6

     ITEM 2. Management's Discussion and
Analysis.................................................................13

     ITEM 3. Controls and
Procedures...............................................................18

PART II. OTHER INFORMATION

     ITEM 1. Legal
Proceedings..............................................................19

     ITEM 2. Changes in Securities and Use of
Proceeds.................................................................19

     ITEM 3. Defaults Upon Senior
Securities...............................................................19

     ITEM 4. Submission of Matters to a Vote of Security
Holders..................................................................19

     ITEM 5. Other
Information..............................................................19

     ITEM 6. Exhibits and Reports on Form
8-K......................................................................19


SIGNATURE................................................................19

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

     The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

         For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

     The financial statements have been prepared by XIN NET CORP. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003, included in the Company's and Form 10-KSB.

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of XIN NET CORP. (the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

         Some of these risks might include, but are not limited to, the following:

                  (a)      volatility or decline of the Company's stock price;

                  (b)      potential fluctuation in quarterly results;

                  (c)      failure of the Company to earn revenues or profits;

                  (d) inadequate capital to continue or expand its busi-ness, inability to raise additional capital or financ -ing to implement its business plans;

                  (e) failure to commercialize its technology or to make sales;

                  (f)      rapid and significant changes in markets;

                  (g) litigation with or legal claims and allegations by outside parties;

                  (h)      insufficient revenues to cover operating costs.

         There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company in 2004 and any Current Reports on Form 8-K filed by the Company.


                                            XIN NET CORP. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,          December 31,
Stated in U.S. dollars                                                                 2004                2003
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)          (Audited)
ASSETS
Current Assets

  Cash and Cash Equivalents                                                    $        3,304,019  $        3,303,677

  Accounts receivable, net of allowance of $22,505 (2003: $58,678)                        103,227              95,465

  Prepaid Expenses and Other Current Assets                                                24,446              31,587
  Assets to be disposed of                                                              2,435,485           2,435,485
                                                                                ---------------------------------------
Total Current Assets                                                                    5,867,177           5,866,214

Investment - at equity                                                                    253,524             253,524

Property and Equipment, Net                                                                12,416              13,438
Goodwill                                                                                  187,436             187,436

                                                                                ------------------- -------------------
Total Assets                                                                   $        6,320,553  $        6,320,612
                                                                                =================== ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Accounts Payable and Other Accrued Liabilities                               $          243,082  $          225,040

  Deferred Revenue                                                                         20,624              28,354
  Liabilities to be disposed of                                                         3,200,857           3,200,857
  Security deposit from Sino-i.com Ltd.                                                 2,415,800           2,416,200
                                                                                ------------------- -------------------
                                                                                        5,880,363           5,870,451

Minority Interest                                                                          43,190              38,147

Commitments and Contingencies                                                                   -                   -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000

    Issued and Outstanding : 41,360,010 (2003: 41,360,010)                                 41,360              41,360
  Additional Paid In Capital                                                            8,194,045           8,194,045
  Accumulated Deficit                                                                  (7,678,545)         (7,659,628)
  Accumulated Other Comprehensive Loss                                                   (159,860)           (163,763)
                                                                                ---------------------------------------
Total Stockholders' Equity                                                                397,000             412,014
                                                                                ------------------- -------------------
Total Liabilities and Stockholders' Equity                                     $        6,320,553  $        6,320,612
                                                                                =================== ===================



                                          XIN NET CORP. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                   (Unaudited)

Stated in U.S. dollars                                                            2004                 2003
-------------------------------------------------------------------------------------------------------------------
Revenue

  Tuition fee                                                             $            60,146 $         65,350

  Commercial press                                                                    106,765                -
                                                                           -------------------- -------------------
                                                                                      166,911
                                                                                                        65,350
Cost of revenue

  Tuition fee                                                                          14,545                -

  Commercial press                                                                     18,830                -
                                                                           -------------------- -------------------
                                                                                       33,375
                                                                                                             -


Gross profit                                                                          133,536           65,350

Expenses

  Consulting and professional                                                          18,544           20,930

  Depreciation                                                                          1,032            1,548

  General and administrative                                                           32,633           31,577

  Rent                                                                                 17,416           18,549

  Salaries, wages and sub-contract                                                     78,247           52,919
                                                                           -------------------- -------------------
                                                                                      147,872          125,523

Operating Loss                                                                        (14,336)         (60,173)

Other Income and Expenses

   Interest income                                                                          1                4

   Other income                                                                           461            5,995

   Equity loss in undistributed earnings of investee company                                -                              (26,396)
                                                                           -------------------- -------------------
                                                                                                       (20,397)
                                                                                          462

Loss before minority interest and discontinued operations                             (13,874)         (80,570)


Minority interest                                                                      (5,043)               -
                                                                           -------------------- -------------------
Loss from Continuing Operations                                                       (18,917)         (80,570)

Discontinued operations

  Loss from Assets held for sale                                                            -         (233,018)
                                                                           -------------------- -------------------
Net Loss Available to Common Stockholders                                   $         (18,917)    $   (313,588)
                                                                           ==================== ===================

Loss per share attributable to common stockholders:

  Loss from continuing operations                                           $           (0.00)   $       (0.00)
  Loss from discontinued operations                                                      0.00            (0.01)
                                                                           -------------------- -------------------
  Total basic and diluted                                                   $           (0.00)   $       (0.01)
                                                                           ==================== ===================
Weighted average number of common shares outstanding:
  Basic and diluted                                                                41,360,010       41,360,010
                                                                           ==================== ===================




                                     XIN NET CORP. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                              (Unaudited)

Stated in U.S. dollars                                                     2004              2003
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                            $       (18,917)   $     (313,588)

  Less: loss from assets held for sale                                              -           233,018
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation and amortization                                               1,032             1,548

    Translation adjustments                                                     3,903             7,252

    Minority interest                                                           5,043                 -

    Equity loss of The Link Group, Inc.                                             -            26,396
    Changes in assets and liabilities

      Increase in accounts receivable                                          (7,762)                -

      Decrease in prepaid expenses and other current assets                     7,131             1,637
      Increase in accounts payable                                             18,042           102,867
      Decrease in deferred revenue                                             (7,730)          (37,725)
      Increase in security deposits                                                 -           362,430
                                                                     ------------------------------------
  Net cash provided by operating activities                                       742           383,835
                                                                     ------------------------------------
Cash flows from investing activities

  Purchases of property and equipment                                               -            (1,678)

  Reduction in investment                                                           -             1,266
                                                                     ------------------------------------

  Net cash flows used in investing activities                                       -              (412)
                                                                     ------------------------------------
Effect of exchange rate changes on cash                                          (400)                -

Net cash provided by continuing operations                                        342           383,423

Net cash used in assets held for sale                                               -           (66,448)
                                                                     ------------------------------------
Increase in cash and cash equivalents                                             342           316,975

Cash and cash equivalents - beginning of period                             3,303,677           957,133
                                                                     ------------------------------------
Cash and cash equivalents - end of period                             $     3,304,019     $   1,274,108
                                                                     ====================================

Supplemental Information :
Cash paid for :

    Interest                                                          $            -      $       3,655

    Income taxes                                                                   -              8,701

                         XIN NET CORP. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

                                  ( Unaudited )

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2003 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include Xin Net Corp. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or shareholders' equity.


2. Property and Equipment

      Property and equipment consists of the following :

                                                     March 31, 2004         December 31, 2003
                                                     --------------         -----------------
      Equipment                                        $     31,160              $     31,160
      Library                                                 9,554                     9,554

      Furniture                                              10,683                    10,683
                                                  --------------------------------------------
      Total                                                  51,397                    51,397
      Less : Accumulated depreciation                      (38,981)                  (37,959)
                                                  --------------------------------------------
      Net book value                                    $    12,416              $     13,438
                                                  ============================================

The depreciation expense charged to continuing operations for the three-month period ended March 31, 2004 was $1,032.

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

The Company accounted for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. As of March 31, 2004, the investee company's financial statements were not sufficiently timely for the Company to apply the equity method currently. Therefore, the Company recorded its share of the investee's losses from the most recent available financial statements, which were the unaudited financial statements as of September 30, 2003.

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
                                                                   =============

4. Discontinued Operations - Internet-related Services

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,415,800), which the Company has received and classified as a security deposit as of March 31, 2004. The transaction is subject to the approval of shareholders.

The estimated loss on disposal of the internet-related business, together with the related assets and liabilities to be disposed, is as follows:


Sales proceeds                                                                       $           2,415,800
Less :                  Current assets                                                         (1,992,665)
                        Capital assets                                                           (442,820)
Add :                   Current liabilities                                                      3,200,857
                                                                                        -------------------
                                                                                                 3,182,372
Less : Write off of loan balance due from internet-related business                            (3,084,544)
                                                                                        -------------------
Estimated gain on disposal of internet-related business                              $              96,628
                                                                                        ===================

The results of the discontinued internet-related services for the three months ended March 31, 2004 and 2003 are as follows:

                                        2004                    2003

Revenue                        $                 -    $           1,079,846
Operating Costs                                  -               (1,312,864)

                                  -----------------      --------------------
Net Loss                       $                 -    $            (233,018)
                                  =================      ====================


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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three months ended March 31, 2004 and 2003:


                                                                          2004                  2003
Loss from continuing operations                                    $       (18,917)    $          (80,570)

Loss from discontinued operations                                                 -              (233,018)
                                                                      --------------      -----------------

Net loss for the year                                                      (18,917)              (313,588)

Weighted-average shares outstanding                                      41,360,010             24,757,270

Effect of dilutive securities :

Dilutive options - $1.30                                                          -                      -

Dilutive warrants - $0.50                                                         -                      -

Dilutive warrants - $0.75                                                         -                      -
                                                                      --------------      -----------------

Dilutive potential common shares                                                  -                      -
                                                                      --------------      -----------------

Adjusted weighted-average shares and assumed conversions                 41,360,010             41,360,010

Loss per share attributable to common shareholders:
Loss from continuing operations                                              (0.00)                 (0.00)
Loss from discontinued operations                                            (0.00)                 (0.01)
                                                                      --------------      -----------------
Total basic and diluted loss per share                             $         (0.00)    $            (0.01)
                                                                      ==============      =================

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


7. Segment and Geographic Data

The Company's reportable segments are geographic areas. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.


                                                Canada          China           Other           Total
                                                ------          -----           -----           -----
Three months ended March 31, 2004
---------------------------------

Revenue from continuing operations              $166,911        $        -      $      -        $  166,911
Operating loss                                   (12,028)             (955)       (1,353)          (14,336)
Total assets                                     158,287         5,675,378       486,888         6,320,553

Three months ended March 31, 2003
---------------------------------
Revenue from continuing operations              $ 65,350        $        -      $      -        $   65,350
Operating loss                                   (49,332)             (786)      (10,055)          (60,173)
Total assets                                      33,647         3,825,596       856,935         4,716,178


8. Acquisition of Beijing Quicknet Telecommunication Corp. Ltd.

On February 18, 2004, the Company entered into a definitive agreement to acquire a 51% equity interest from the shareholders of a short message system ("SMS") provider, Beijing Quicknet Telecommunication Corp. Ltd. ("Quicknet"), located in Beijing, China, for a price of $3,060,000 in form of issuing 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share. The Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire the remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2003

Revenues. The Company achieved revenues of $166,911 in the first quarter 2004 compared $65,350 in the first quarter 2003 in the form of net sales of education courses (Windsor) and advertisement from the newspaper from its subsidiaries. The Company had operating cost of $181,247 in the first quarter 2004, resulting in a loss of $14,366.


Business Segments

Pending Acquisition in 2004
---------------------------

        During the quarter, the Company had revenues in two segments:

        Windsor - ESL Education         $60,146
        Dawa - Chinese Language news    $106,765

        The cost of revenue in each segment was:

        Windsor $14,545
        Dawa $18,830

        The gross profit from each of the business segments was:

        Windsor $45,601
        Dawa    $87,935
                --------
                $133,536

       Note: The Registrant owns 51% of the equity in each of Windsor and Dawa. While revenues and costs of revenues are consolidated for reporting purposes, a 49% minority interest in the two companies exists, which, in effect, reduces the allocable gross profit by 49% or $65,433.

Operating Expenses. The Company incurred operating expenses of $147,872 in the first quarter 2004 compared to operating expenses of $125,523 in the first quarter 2003.

Loss from continuing operations. Loss from continuing operations for the first quarter 2004 was $18,917 in contrast to the first quarter 2003 operating loss of $80,570. A significant contributor to the decrease in loss from continuing operations is we treat the investment in The Link Group as equity. The loss in the first quarter 2003 from The Link Group, Inc. was $26,396.

Loss from discontinued operations. Loss from discontinued operations in the first quarter 2003 was $233,018 representing the results of the internet related services operations in China pending shareholder approval.

Net Loss. The net loss in the first quarter 2004 was $ 18,917 compared to the net loss in the first quarter 2003 of $ 313,588. The per share loss for the first quarter 2004 was nil, and the per share loss for the first quarter 2003 was $0.01.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $3,304,019 at the quarter ended March 31, 2004.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the quarter ended March 31, 2004 it had $5,867,177 in current assets and current liabilities of $5,880,363.

The cash capital at the end of the period of $3,304,019 will be used to fund continuing operations. The sale of the ChinaDNS assets has provided more than US$2 million in working capital.

Net cash flows used in operating activities decreased to $742 for the quarter ended March 31, 2004 from $383,835 for the quarter ended March 31, 2003 .

Net cash flows used in investing activities for the quarter ended March 31, 2004 was nil representing there was no major investment made.


Changes in Financial Condition:

     At the end of the first quarter 2004 Company had assets $6,320,553 compared to $6,320,612 at year-end 2003. The current assets totaled $5,867,177 at the end of the first quarter 2004 compared to $5,866,214 at 2003 year-end. Total liabilities at the end of the first quarter 2004 were $5,880,363 compared to $5,870,451 at 2003 year-end. At March 31, 2004 the Company had $ 3,304,019 in cash compared to $3,303,677 2003 year-end.

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

From the aspect of whether it can continue toward the business goal of maintaining and expanding the businesses in Canada and develop new business of SMS services in China, it may use all of its available capital without generating a profit.

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

For the Dawa News Business Group Services side, the Company commenced operations in 2003 and based on the industry research available, there is fierce competition in the market. As more competitors come up in the market, competition on advertisement price, which is the main revenue stream for the News Services, become unfavorable to the Company. There is no assurance that the News business will continue to be profitable. According to the agreement signed between the Company and Dawa News Press, the Company has the right to reverse the agreement by disposing its interest in the News business, in exchange for regaining 49% interest in the Education business.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                      None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2004. (incorporated by reference)

                                      8-K filed 2-17-04
                                      8-K/A filed 2-25-04

                                      Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 24, 2004

                                          XIN NET CORP.

                                          by: /s/ Angela Du
                                       ----------------------------
                                              Angela Du,
                                             Secretary/Director