Form 10QSB
period 2004-06-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2004-08-23
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: June 30, 2004

                         Commission file number 0-26559

                               CIK No. 0001082603

                         CHINA MOBILITY SOLUTIONS, INC.
             (Exact name of registrant as specified in this charter)

                                  XIN NET CORP.
                                  (Former name)

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

                                     YES  X          NO
                                -----         -----
As of August 6, 2004, there were 15,826,670 shares of $0.001 par value common stock outstanding.

                         CHINA MOBILITY SOLUTIONS, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                  June 30, 2004


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets....................................... F-1

          Consolidated Statements of Operations..............................F-2

              Consolidated Statements of Cash Flows..........................F-3

          Notes to Consolidated Financial Statements.........................F-4

     ITEM 2. Management's Discussion and Analysis..............................3

     ITEM 3. Controls and Procedures...........................................8

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings.................................................9

     ITEM 2. Changes in Securities and Use of Proceeds.........................9

     ITEM 3. Defaults Upon Senior Securities...................................9

     ITEM 4. Submission of Matters to a Vote of Security Holders...............9

     ITEM 5. Other Information.................................................9

     ITEM 6. Exhibits and Reports on Form 8-K..................................9


SIGNATURE.....................................................................11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                        CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                   (formerly Xin Net Corp.)
                                                  CONSOLIDATED BALANCE SHEETS
                                                                                          June 30,             December 31,
Stated in U.S. dollars                                                                      2004                   2003
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)             (Audited)
ASSETS
Current Assets
  Cash and Cash Equivalents                                                        $        4,732,248     $         3,303,677
  Accounts receivable, net of allowance of $nil (2003: $58,678)                               100,496                  95,465
  Prepaid Expenses and Other Current Assets                                                    27,281                  31,587

  Amount due from related parties                                                               41,210     -
  Assets to be disposed of                                                                   2,435,485              2,435,485

                                                                                    ---------------------  ---------------------
Total Current Assets                                                                         7,336,720              5,866,214

Investment - at equity                                                                         172,251                253,524
Property and Equipment, Net                                                                     23,183                 13,438
Goodwill                                                                                     1,647,106                187,436

                                                                                    ---------------------  ---------------------
Total Assets                                                                       $         9,179,260     $        6,320,612
                                                                                    =====================  =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts Payable and Other Accrued Liabilities                                   $           322,241     $          225,040
  Deferred Revenue                                                                           1,660,746                 28,354
  Liabilities to be disposed of                                                              3,338,783              3,200,857
  Security deposit from Sino-i.com Ltd.                                                      2,415,800              2,416,200
                                                                                    ---------------------  ---------------------
                                                                                             7,737,570              5,870,451
Minority Interest                                                                                    -                 38,147

Commitments and Contingencies                                                                        -                      -

Stockholders' Equity
  Common Stock : $0.001 Par Value; Authorized : 50,000,000
    Issued and Outstanding : 15,826,670 (2003: 13,786,670)                                      15,827                 13,787
  Additional Paid In Capital                                                                 9,443,578              8,221,618
  Accumulated Deficit                                                                       (7,863,833)            (7,659,628)
  Accumulated Other Comprehensive Loss                                                        (153,882)              (163,763)

                                                                                    ---------------------  ---------------------
Total Stockholders' Equity                                                                   1,441,690                412,014
                                                                                    ---------------------  ---------------------
Total Liabilities and Stockholders' Equity                                          $        9,179,260     $        6,320,612
                                                                                    =====================  =====================

                                  (See condensed notes to consolidated financial statements.)



                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                            (formerly Xin Net Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                           Three months ended               Six months ended
                                                                        June 30,        June 30,        June 30,        June 30,
Stated in U.S. dollars                                                    2004            2003            2004            2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue - Tuition fee                                               $    62,769        $ 77,933        $122,915         $ 143,283

Cost of revenue - Tuition fee                                            13,828              -           28,373                 -
                                                                     --------------- -----------------------------------------------
Gross profit                                                             48,941          77,933          94,542           143,283

Expenses

  Consulting and professional                                            20,793          25,496          39,337            46,426
  Depreciation                                                              805           2,009           1,635             3,557
  Foreign exchange loss                                                   4,696         (14,096)          8,418            (4,455)
  General and administrative                                             28,622          13,775          35,341            35,711
  Legal settlement                                                       29,513          -               29,513                -
  Rent                                                                   11,967          24,598          25,561            43,147
  Salaries, wages and sub-contract                                       34,836          59,575          71,666           112,494
                                                                     --------------- -----------------------------------------------
                                                                        131,232         111,357         211,471           236,880

Operating Loss                                                          (82,291)        (33,424)       (116,929)          (93,597)

Other Income and Expenses
   Interest income                                                       29,555               4          29,556                 8
   Other income                                                           1,186              53           1,461             6,048
   Equity loss in undistributed earnings of investee company            (81,273)        (17,975)        (81,273)          (44,371)
                                                                     --------------- -----------------------------------------------
                                                                        (50,532)        (17,918)        (50,256)          (38,315)

Loss before minority interest and discontinued operations              (132,823)        (51,342)       (167,185)         (131,912)

Minority interest                                                         9,677               -           4,634                 -
                                                                     --------------- -----------------------------------------------
Loss from Continuing Operations                                        (123,146)        (51,342)       (162,551)         (131,912)

Discontinued operations

  Loss from Assets held for sale - Internet related operations              -           (89,969)             -           (322,987)
  Loss from discontinued operations - Dawa                              (62,142)              -         (41,654)                -
                                                                     --------------- -----------------------------------------------
Net Loss Available to Common Stockholders                            $ (185,288)      $ (141,311)     $(204,205)         (454,899)
                                                                     =============== ===============================================




                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                            (formerly Xin Net Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

                                                                       Three months   Three months     Six months     Six months
                                                                          Ended           Ended           Ended          Ended
                                                                      --------------------------------------------------------------

                                                                         June 30,       June 30,        June 30,       June 30,
Stated in U.S. dollars                                                     2004           2003            2004           2003

Loss per share attributable to common stockholders:

  Loss from continuing operations                                     $(0.01)         $(0.00)         $(0.01)        $(0.01)
  Loss from discontinued operations                                     0.00           (0.01)           0.00          (0.02)
                                                                      --------------------------------------------------------------
  Total basic and diluted                                             $(0.01)         $(0.01)         $(0.01)        $(0.03)
                                                                      ==============================================================

Weighted average number of common shares outstanding:

  Basic and diluted                                                   13,966,011       13,786,670     13,876,340     13,786,670
                                                                      ==============================================================

           (See condensed notes to consolidated financial statements.)
F-3


                                    CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                (formerly Xin Net Corp.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                      (Unaudited)

Stated in U.S. dollars                                                                 2004              2003
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                         $    (204,205)     $    (454,899)
  Less: loss from assets held for sale                                                         -            322,987
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation and amortization                                                          2,032              3,557

    Loss on disposal of subsidiary                                                        41,292                 -
    Translation adjustments                                                                9,881             (5,188)

    Minority interest                                                                     (4,634)                -
    Equity loss of The Link Group, Inc.                                                   81,273             44,371
    Changes in assets and liabilities

      Increase in accounts receivable                                                    (19,465)                 -
      (Increase) Decrease in prepaid expenses and other current assets                    15,237            (39,851)

      Increase in amount due from related parties                                        (41,210)                 -
      Increase (Decrease) in accounts payable                                            (68,307)            24,527
      Increase (Decrease) in deferred revenue                                             17,697            (24,529)

      Increase in liabilities to be disposed of                                          137,926                  -
      Increase in security deposits                                                            -          2,415,600
                                                                                -------------------------------------
  Net cash provided by operating activities                                              (32,483)         2,286,575
                                                                                -------------------------------------

Cash flows from investing activities
  Purchases of property and equipment
                                                                                               -             (5,708)
  Reduction in investment                                                                      -              1,266

  Cash transferred in from acquisition of Quicknet                                     1,477,355                 -

  Cash transferred out from disposal of Dawa                                             (15,217)                -
                                                                                -------------------------------------
  Net cash flows used in investing activities                                          1,462,138             (4,442)
                                                                                -------------------------------------
Effect of exchange rate changes on cash                                                   (1,084)                 -

Net cash provided by continuing operations                                             1,428,571          2,282,133
Net cash used in assets held for sale                                                          -             98,726
                                                                                -------------------------------------
Increase in cash and cash equivalents                                                  1,428,571          2,380,859
Cash and cash equivalents - beginning of period                                        3,303,677            957,133
                                                                                -------------------------------------
Cash and cash equivalents - end of period                                          $   4,732,248      $   3,337,992
                                                                                =====================================





                                    CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                (formerly Xin Net Corp.)
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                      (Unaudited)

Stated in U.S. dollars                                                                       2004             2003
-------------------------------------------------------------------------------------------------------------------------
Supplemental Information :
Cash paid for :

    Interest                                                                           $           -          $6,399
    Income taxes                                                                                   -          10,978

Non-cash investment :
-------------------

Issuance of 2,040,000 common shares for the acquisition of Quicknet                    $   1,224,000          $    -



                              (See condensed notes to consolidated financial statements.)

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                  ( Unaudited )

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

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or shareholders' equity.

2. Acquisition of Beijing Quicknet Telecommunication Corp. Ltd.

On June 23, 2004, the Company completed the acquisition of a 51% equity interest from the shareholders of a short message system ("SMS") provider, Beijing Quicknet Telecommunication Corp. Ltd. ("Quicknet"), located in Beijing, China through the issuance 6,120,000 (2,040,000 post-reverse split) shares of common stock of the Company. Due to the restrictions on foreign ownership of telecommunication companies in China, 2% of the equity interest of Quicknet is held by the management of Quicknet with Chinese citizenship and they will be transferred back to the Company when the China government removes the restrictions. The Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire the remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company can pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.

Quicknet's financial information is incorporated into the consolidation of the Company effective June 30, 2004, as the transactions that occurred between the period from June 23, 2004 to June 30, 2004 were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments                 $ 1,477,355
Accounts receivables                                 90,560
Prepaid expenses                                     10,998
Fixed assets, net                                    14,930
Goodwill                                          1,519,982
Accounts payables and accrued liabilies            (275,130)
Unearned revenue                                 (1,614,695)
                                                ------------
Fair value of net assets acquired               $ 1,224,000
                                                ============

The following unaudited pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:

                                           2004             2003
                                        -----------       ----------
Net sales                               $1,192,500        $ 143,283
                                        ===========       ==========
Net loss                                $  (43,163)       $(454,899)
                                        ===========       ==========
Basic and diluted loss per share             (0.00)           (0.03)
                                        ===========       ==========

3. Disposal of Dawa Business Group Inc. ("Dawa")

On June 30, 2004, the Company entered into a Share Exchange Agreement (the "2004 Share Exchange Agreement") with Windsor Education Academy Inc. ("Windsor"), Dawa Business Group Inc. ("Dawa") and 1041571 B.C. Ltd. ("1041571") whereby the Company exchanged 102 shares, or 51%, of the issued and outstanding common stock of Dawa to 1041571 in consideration for 98 shares, or 49%, of the issued and outstanding common stock of Windsor.


The Company first acquired the 102 shares of common stock of Dawa pursuant to a prior Share Exchange Agreement, dated July 3, 2003, (the "2003 Share Exchange Agreement") between the Company, Windsor, Dawa and 1041571 whereby the Company exchanged 98 shares, or 49%, of the issued and outstanding common stock of Windsor to 1041571 in consideration for 102 shares, or 51%, of the issued and outstanding common stock of Dawa. Prior to the 2003 Share Exchange Agreement, Windsor was a wholly owned subsidiary of the Company.

At the close of the 2004 Share Exchange Agreement, the Company became the beneficial owner of all of the issued and outstanding stock of Windsor and the Company ceased to own any of the common stock of Dawa. The 2004 Share Exchange Agreement did not involve any cash consideration.

The loss on disposal of Dawa, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds                                          $ 26,862
Less:   Current assets                                   (61,987)
        Fixed assets                                      (1,617)
        Goodwill                                         (60,312)
        Other asets                                         (145)
        Current liabilities                               55,907
                                                        ---------
        Loss on disposal of Dawa                        $(41,292)

The result of Dawa operations for the six months ended June 30, 2004 and the pro forma results of operations for the six months ended June 30, 2003, which are shown for comparison purposes assuming the Company acquired Dawa as of January 1, 2003, are as follows:

                                                2004            2003
                                             ----------      ----------
Revenue                                      $ 213,205       $ 149,338
Operating costs                               (213,567)       (146,149)
                                             ----------      ----------
Net loss                                     $    (362)      $  (3,189)
                                             ==========      ==========

4. Discontinued Operations - Internet-related Services

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,415,800), which the Company has received and classified as a security deposit as of June 30, 2004. The transaction is subject to the approval of shareholders.

The loss on disposal of the internet-related business, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds                                          $ 2,415,800
Less:   Current assets                                   (1,992,665)
        Capital assets                                     (442,820)
        Current liabilities                               3,338,783
                                                        ------------
        Gain on disposal of internet-related business   $ 3,319,098
                                                        ============

The results of the discontinued internet-related services for the six months ended June 30, 2004 and 2003 are as follows:

                              Three months ended          Six months ended
                                    June 30,                  June 30,
                            ----------------------      ----------------------
                              2004        2003            2004        2003

Reveune                     $    -     $ 1,292,708      $    -    $ 2,372,554
Operating costs                  -      (1,382,677)          -     (2,695,541)
Net loss                    $    -     $   (89,969)     $    -    $  (322,987)
                            =======================     ======================

5. Property and Equipment
Property and equipment consist of the following:-

                                        June 30,        December 31,
                                            2004                2003

Equipment                               $ 39,154        $ 31,160
Library                                    9,554           9,554
Furniture                                 11,871          10,683
                                        ---------       ---------
Total                                     60,579          51,397
Less:  Accumulated depreciated           (37,396)        (37,959)
                                        ---------       ---------
Net book value                          $ 23,183        $ 13,438
                                        =========       =========

The depreciation expense charged to continuing operations for the six-month period ended June 30, 2004 was $2,014.

6. Investment in The Link Group, Inc. ("Link")

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. On March 28, 2003, Link issued 3,000,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changes to 24.8%. On August 5, 2003, Link cancelled 22,200,000 shares pursuant to a repurchase agreement and thereafter the Company's holding in Link correspondingly increases to 38.6%. On October 17, 2003, Link issued 36,000,000 shares for the acquisition of New Unicorn Holdings Ltd. and thereafter the Company's holding in Link correspondingly decreases to 20.26%.

The Company accounts for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. As of June 30, 2004, the investee company's financial statements were not sufficiently timely for the Company to apply the equity method currently. Therefore, the Company recorded its share of the investee's losses from the most recent available financial statements, which were the audited financial statements as of December 31, 2003, as filed with the Securities and Exchange Commission on August 2, 2004:

Original cost of 15,370,675 shares of The Link Group, Inc.      $ 800,300
Equity in undistributed earnings of investee company             (628,049)
                                                                ----------
Investment - at equity                                          $ 172,251
                                                                ==========

7. Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three and six months ended June 30, 2004 and 2003:


                                                             Three months ended                      Six months ended
                                                                  June 30,                              June 30,
                                                           2004            2003                   2004            2003
                                                        ----------------------------          -----------------------------

Loss from continuing operations                         $  (123,146)    $   (51,342)          $  (162,551)      $  (131,912)
Loss from discontinued operations                           (62,142)        (89,969)              (41,654)         (322,987)
                                                        ----------------------------          ------------------------------
Net loss for the period                                    (185,288)       (141,311)             (204,205)         (454,899)

Weighted-average number of shares outstanding            13,966,011      13,786,670            13,867,340        13,786,670

Effective of dilutive securities
Dilutive options -$3.90                                           -               -                     -                 -
Dilutive warrants - $1.50                                         -               -                     -                 -
Dilutive warrants -$2.25                                          -               -                     -                 -
                                                        ----------------------------          ------------------------------
Dilutive potential common shares                                  -               -                     -                 -
                                                        ----------------------------          ------------------------------
Adjusted weighted-average shares and                     13,966,011      13,786,670            13,876,340        13,786,670
assumed conversions

Loss per share attributable to common shareholders:
Los from continuing operations                          $     (0.01)   $     (0.00)            $    (0.01)      $     (0.01)
Loss from discontinued operations                       $      0.01    $     (0.01)            $     0.01       $     (0.02)
                                                        ----------------------------          ------------------------------
Total basic and diluted loss per share                  $     (0.01)   $     (0.01)            $    (0.01)      $     (0.03)
                                                        ============================          ==============================

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

On June 23, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

--------------------------------------------------------------------------------
8. Share Purchase Warrants

On April 1, 2003, the Company extended its outstanding 5,884,990 (1,961,663 post-reverse split) million Series "A" Share Purchase Warrants as follows:

        (i) the exercise price of the Series "A" Share Purchase Warrants is adjusted to $0.50 ($1.50 post-reverse split) each and their term is extended to March 31, 2005:
        (ii) upon exercise of one Series "A" Share Purchase Warrants at $0.50 ($1.50 post-reverse split), the holder will receive one common share of the company and one Series "B" Share Purchase Warrant; and
        (iii) the exercise price of the Series "B" Share Purchase Warrants is adjusted to $0.75 ($2.25 post-reverse split) each and their term is extended to March 31, 2006;
        (iv) upon exercise of one Series "B" Share Purchase Warrant at $0.75 ($2.25 post-reverse split), the holder will receive one common share of the Company.

9. Segment and Geographic Data
The Company's reportable segments are geographic areas. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.


                                        Canada          China           Other           Total
                                        ------          -----           -----           -----
Three months ended June 30, 2004
--------------------------------
Revenue from continuing operations      $ 62,769        $        -      $      -        $   62,769
Operating loss                           (53,792)            1,652       (30,151)          (82,291)
Total assets                             190,008         8,770,544       218,708         9,179,260

Three months ended June 30, 2003
--------------------------------
Revenue from continuing operations      $ 77,933        $        -      $      -        $   77,933
Operating loss                           (21,356)             (122)      (11,946)          (33,424)
Total assets                              57,233         5,976,953       510,346         6,544,532

Six months ended June 30, 2004
------------------------------
Revenue from continuing operations      $ 122,915       $        -      $      -        $  122,915
Operating loss                            (86,122)             697       (31,504)         (116,929)
Total assets                              190,008        8,770,544       218,708         9,179,260

Six months ended June 30, 2003
------------------------------
Revenue from continuing operations      $ 143,283       $        -      $      -        $  143,283
Operating loss                            (70,688)            (908)      (22,001)          (93,597)
Total assets                              57,233         5,976,953       510,346         6,544,532

10.  COMMITMENTS AND CONTINGENCIES

On August 7, 2003, the Company was named as a defendant in the Supreme Court of British Columbia seeking C$40,313 (US$29,744) allegedly due on the contract between Edward Kheng Yoong Lee, Sidney Pak Lai Ho, Ricky Chung Hou NG, and Lilian Lee ("Plaintiffs") and XIN NET Corp. for the sale of Windsor Education Academy, Inc.

Subsequent to quarter end, the parties have agreed to settle the claim for no more than C$40,000 (US$29,513). The Company has accrued the full amount of US$29,513 during the three and six month period ending June 30, 2004, as a result.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented here should be read in conjunction with China Mobility Solutions, Inc.'s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipate," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Revenue Recognition

            Revenues consist of tuition fee earned. Revenue is recognized when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized. Revenues derived from education and training are recognized as the services are performed and amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

Accounts receivable and allowance for doubtful accounts

         We present accounts receivable, net of allowances for doubtful accounts and returns, to ensure accounts receivable are not overstated due to uncollectibility. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. There are currently no allowances for doubtful accounts as of June 30, 2004, as management does not deem any of the accounts are uncollectible.

Intangible and Long-lived assets

         We evaluate our intangible assets and long-lived assets, which represent goodwill and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. We do not believe any impairment exists for any of these types of assets as of June 30, 2004.

Income Taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS" No. 109), "Accounting for Income Taxes," whereby deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2003

Revenues. The Company, through its subsidiary Windsor Education Academy, Inc., ("Windsor") achieved revenues of $62,769 in the second quarter of 2004 compared to $77,933 in the second quarter of 2003 representing net sales of education courses.

Operating Expenses. The Company incurred operating expenses of $131,232 in the second quarter of 2004 compared to operating expenses of $111,357 in the second quarter of 2003. The increase was primarily due to an accrual for a legal settlement offset by a decrease in salaries and wages expenses and an increase in general and administrative expenses related to its Windsor Education Academy operations.

Loss from continuing operations. Loss from continuing operations for the second quarter of 2004 was $123,146 versus $51,342 for the second quarter of 2003. The primary contributor to the net loss consisted of the loss in the second quarter of 2004 from our equity interest in The Link Group, Inc., a publicly traded company on the OTCBB, of $81,273 versus $17,975 for the same period in 2003.

Loss from discontinued operations. Loss from discontinued operations for the second quarter of 2004 was $62,142, representing loss on disposal of $41,292 of our interest in Dawa Business Group Inc. (a Canadian Corporation) ("Dawa"), which is engaged in the publication of a weekly Chinese community newspaper and a monthly magazine featuring education and employment in Vancouver's Chinese community, plus the loss from discontinued operations from this subsidiary of $20,850. We owned 51% of the equity in each of Windsor and Dawa, until we exchanged our 51% interest in Dawa for our 49% interest in Windsor per a Share Exchange Agreement dated June 30, 2004. For the same period in 2003, loss from discontinued operations of $89,969 represented the results of the Internet related services operations in China, which are pending shareholder approval prior to disposal.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenues. The Company, through its subsidiary Windsor, achieved revenues of $122,915 during the six months ended June 30, 2004, compared to $143,283 in the same period in 2003 representing net sales of education courses.

Operating Expenses. The Company incurred operating expenses of $211,471 during the six months ended June 30, 2004, compared to operating expenses of $236,880 during the same period in 2003. The decrease was primarily a result of an accrual for a legal settlement offset by a decrease in salaries and wages expenses related to its Windsor operations.

Loss from continuing operations. Loss from continuing operations during the six months ended June 30, 2004, was $162,551 versus $131,912 for the same period in 2003. The primary contributor to the net loss consisted of the loss during the six months ended June 30, 2004, from our equity interest in The Link Group, Inc. of $81,273 versus $44,371 for the same period in 2003.

Loss from discontinued operations. Loss from discontinued operations during the six months ended June 30, 2004 was $41,654 representing loss on disposal of our interest in Dawa of $41,292 plus the loss from discontinued operations from this subsidiary of $362. We owned 51% of the equity in each of Windsor and Dawa, until we exchanged our 51% interest in Dawa for our 49% interest in Windsor per a Share Exchange Agreement dated June 30, 2004. For the same period in 2003, loss from discontinued operations was $322,987, representing the results of the Internet related services operations in China, which are pending shareholder approval prior to disposal.

LIQUIDITY AND CAPITAL RESOURCES

We had cash capital of $4,732,248 as of the quarter ended June 30, 2004. We have no other capital resources other than the ability to use our common stock to achieve additional capital raising. Other than cash capital, our other assets would be illiquid. At the quarter ended June 30, 2004, we had $7,336,720 in current assets and current liabilities of $7,737,570. The cash capital at the end of the period of $4,732,248 will be used to fund continuing operations. The sale of the China DNS assets has provided more than US$2 million in working capital.

Net cash flows provided by (used in) operating activities decreased to ($32,483) for the six months ended June 30, 2004 from $2,286,575 for the six months ended June 30, 2003. The significant change for the year over year results from the security deposit received in 2003 of $2,415,600 for the sale of our Internet related operations in China.

Net cash flows provided by (used in) investing activities increased to $1,462,138 for the six months ended June 30, 2004 from ($4,442) for the six months ended June 30, 2003, which primarily represents cash acquired in connection with the acquisition of Quicknet.

Changes in Financial Condition:

At the end of the second quarter of 2004, we had assets of $9,179,260 compared to $6,320,612 at year-end of 2003. The current assets totaled $7,336,720 at the end of the second quarter 2004 compared to $5,866,214 at year-end of 2003. Total liabilities at the end of the second quarter 2004 were $7,737,570 compared to $5,870,451 at year-end of 2003. At June 30, 2004, the Company had $4,732,248 in
cash compared to $3,303,677 at year-end of 2003.

FUTURE PLANS

On Feb 15, 2004, we entered into a Definitive Agreement to acquire 49% of a mobile solutions provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. Management of Beijing Quicknet has joined our board, and we can consolidate our operations statements. The acquisition closed on June 23, 2004. We have accumulated about 500,000 corporate accounts from our previous business activities in China and we expect to continue pursuing other Internet and mobile related businesses in China. The acquisition of Beijing Quicknet gives the Company an opportunity to capitalize in this rapidly growing market and it allows Beijing Quicknet to utilize these corporate accounts to generate additional revenue streams.

Currently, we provide mobile marketing solutions for enterprises in China. We plan to roll out our other market ready solutions such as SMS-based services for Police departments, mobile banking and office automation services in the Chinese market in the future. We have offices in Beijing and Shanghai, and we plan to expand to other major cities in China.


Need for Additional Financing:

We believe we have sufficient capital to meet our short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses continue, we may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operating expenses.

If future revenue declines, or operations are unprofitable, we will be forced to develop another line of business, or to finance our operations through the sale of our existing assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. We have no specific management ability, nor financial resources or plans to enter any other business as of this date.

From the aspect of whether we can continue toward the business goal of maintaining and expanding the businesses in Canada and develop new business of mobile solutions services in China, we may use all of our available capital without generating a profit.

The effects of inflation have not had a material impact on its operation, nor is it expected to in the immediate future.


Market Risk:

We do not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments approximate fair value as of those dates because of the relatively short-term maturity of these instruments, which eliminates any potential market risk associated with such instruments.


FUTURE TRENDS

Education Services: Through our subsidiary Windsor Education Academy, Inc., we have operated for over a year now and the competition is very fierce in the market. The Canadian government has tightened its budget on English training for new immigrants, which leads to reduced government funding for Windsor, which negatively effects the revenue of Windsor Education Academy. The Canadian government also adopted a more strict system to choose schools that can be funded by the government and every school needs to re-register with the government annually. Windsor has re-registered with the government and the government funding is extended to the end of 2004. Windsor has submitted an application for government funding for 2005, but there is no assurance that Windsor will continue receiving government funding in the coming years.

Dawa News Business Group Services: On June 30, 2004, we entered into a Share Exchange Agreement with Windsor Education Academy Inc. ("Windsor"), Dawa Business Group Inc. ("Dawa") and 1041571 B.C. Ltd. ("1041571"). At the close of this Share Exchange Agreement, we became the beneficial owner of all of the issued and outstanding stock of Windsor and we ceased to own any of the common stock of Dawa. Our board of directors determined that it was in the best interests of the Corporation to abandon the business of Dawa by disposing all of the issued and outstanding common stock of Dawa.

Mobile solution business in China: The Chinese economy has been among the fastest growing in the world for the past several years. Growth is expected to match this level in 2004. China has one of the largest and fastest-growing telecom markets in the world, with the mobile phone sector in particular having become the worlds biggest and the number of the subscribers continuing to grow. Total SMS (short messaging services) revenues in China grew by 75% in 2003 to US$248 million. SMS revenue growth in China is projected by Pacific Growth Equities of San Francisco to be 60% in 2004. As the mobile solutions market continues to grow, there will be more competitors coming into the market. The Company may face fierce competition on the price of the products as well as the increase on human resource cost if the Company wants to maintain a strong management and technical team. According to the agreement entered between the Company and Beijing Quicknet, the Company has the option to acquire the remaining 49% of Beijing Quicknet within 2 years from the Closing Date, which is June 23, 2004. If the Company exercises the option to purchase the remaining 51% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the balance of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars).

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


                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings

On August 7, 2003, we (Xin Net Corp.) were named as a defendant in the Supreme Court of British Columbia seeking C$40,313 (US$29,744) allegedly due on the contract between Edward Kheng Yoong Lee, Sidney Pak Lai Ho, Ricky Chung Hou NG, and Lilian Lee ("Plaintiffs") and XIN NET Corp. for the sale of Windsor Education Academy, Inc. XIN NET Corp. Both parties agreed on a settlement of no more than C$40,000 (US$29,513).


Item 2.           Changes in securities

The Company issued the following securities during the quarter ended June 30, 2004:

On June 23, 2004, the Company issued 6,120,000 (2,040,000 post-reverse split) shares of common stock valued at $0.20 ($0.60 post-reverse split) per share in connection with its acquisition of an equity interest in Beijing Quicknet Telecommunication Corp. Ltd. The share issuances were made by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 3.           Defaults upon senior securities - None.


Item 4.           Submission of matters to a vote of security holders - None.


Item 5.           Other information - None.


Item 6.           Exhibits and reports on Form 8-K

(a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibit 31.1 and 31.2   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES
                        OXLEY ACT

Exhibit 32.1 and 32.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                        ACT OF 2002

(b) Reports on Form 8-K filed during the three months ended June 30, 2004, which are incorporated by reference:
                           8-K12G3 filed 06-04-04
                          8-K12G3/A filed 06-24-04
                             8-K filed 06-25-04

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 20, 2004

                                            CHINA MOBILITY SOLUTIONS INC.

                                               by: /s/ Xiaoqing (Angela) Du
                                            ----------------------------
                                               Angela Du, President