Form 10QSB
period 2004-09-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2004-11-24
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2004

                         Commission file number 0-26559

                               CIK No. 0001082603

                         CHINA MOBILITY SOLUTIONS, INC.
             (Exact name of registrant as specified in this charter)

                                  XIN NET CORP.
                                 --------------
                                  (Former name)



    Florida                         330-751560
-------------------------------     --------------------
(State of other jurisdiction        (I.R.S. Employer
of incorporation or organization)    Identification No.)


          #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                         CHINA MOBILITY SOLUTIONS, INC.


                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                               September 30, 2004


PART I. FINANCIAL INFORMATION                                               PAGE

     ITEM 1. Consolidated Financial Statements:

          Consolidated Balance Sheets.................................F-1

          Consolidated Statements of Operations.......................F-2 - F-3

           Consolidated Statements of Cash Flows...... ...............F-4 - F-5

          Notes to Consolidated Financial Statements..................F-6 - F-11

     ITEM 2. Management's Discussion and Analysis.....................3

     ITEM 3. Controls and Procedures..................................8

PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings........................................8

     ITEM 2. Changes in Securities and Use of Proceeds................8

     ITEM 3. Defaults Upon Senior Securities..........................8

     ITEM 4. Submission of Matters to a Vote of Security Holders......8

     ITEM 5. Other Information........................................8

     ITEM 6. Exhibits and Reports on Form 8-K.........................8


SIGNATURE.............................................................9


ITEM 1. FINANCIAL STATEMENTS

                                        CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                    (formerly Xin Net Corp.)
                                                  CONSOLIDATED BALANCE SHEETS
                                                                                        September 30,           December 31,
Stated in U.S. dollars                                                                       2004                   2003
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)             (Audited)
ASSETS
Current Assets

  Cash and Cash Equivalents                                                        $             5,074,164 $           3,303,677
  Accounts receivable, net of allowance of $nil (2003: $58,678)                                     46,337                95,465
  Prepaid Expenses and Other Current Assets                                                         32,076                31,587

  Amount due from related parties                                                                  102,416                     -
  Assets to be disposed of                                                                       2,435,485             2,435,485

                                                                                    ----------------------- ---------------------
Total Current Assets                                                                             7,690,478             5,866,214

Investment - at equity                                                                             172,251               253,524
Property and Equipment, Net                                                                         22,658                13,438
Goodwill                                                                                         1,647,106               187,436

                                                                                    ----------------------- ---------------------

Total Assets                                                                       $             9,532,493 $           6,320,612
                                                                                    ======================= =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Accounts Payable and Other Accrued Liabilities                                   $               344,319 $             225,040
  Deferred Revenue                                                                               1,955,023                28,354
  Liabilities to be disposed of                                                                  3,338,783             3,200,857
  Security deposit from Sino-i.com Ltd.                                                          2,415,800             2,416,200
                                                                                    ----------------------- ---------------------
                                                                                                 8,053,925             5,870,451


Minority Interest                                                                                        -                38,147


Commitments and Contingencies                                                                            -  -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 15,826,670 (2003: 13,786,670)                                          15,827                13,787
  Additional Paid In Capital                                                                     9,443,578             8,221,618
  Accumulated Deficit                                                                          (7,811,474)           (7,659,628)
  Accumulated Other Comprehensive Loss                                                           (169,363)             (163,763)

                                                                                    ----------------------- ---------------------
Total Stockholders' Equity                                                                       1,478,568               412,014
                                                                                    ----------------------- ---------------------

Total Liabilities and Stockholders' Equity                                         $             9,532,493 $           6,320,612
                                                                                    ======================= =====================
                                   (See condensed notes to consolidated financial statements)


                                        CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                    (formerly Xin Net Corp.)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                             September 30,                            September 30,
Stated in U.S. dollars                                  2004                    2003            2004                 2003
---------------------------------------------------------------------------------------------------------------------------------
Revenue

  Mobile Marketing Services                        $           888,082 $                 - $        888,082 $                  -

  Tuition fee                                                   95,383              78,040          218,298              221,323
---------------------------------------------------------------------------------------------------------------------------------
                                                               983,465                            1,106,380
                                                                                    78,040                               221,323
Cost of revenue

  Mobile Marketing Services                                    236,229                   -          236,229                    -

  Tuition fee                                                   15,268                   -           43,641                    -
---------------------------------------------------------------------------------------------------------------------------------
                                                               251,497                              279,870
                                                                                         -                                     -


Gross profit                                                   731,968              78,040          826,510              221,323

Expenses

  Advertising and promotion                                    273,696               2,612          280,471               15,639

  Consulting and professional                                   17,463              31,991           56,800               78,417

  Depreciation                                                   2,255               1,891            3,890                5,448

  Foreign exchange loss (gain)                                (17,219)                 367          (8,801)              (4,088)

  General and administrative                                     1,682              13,309           59,761               35,993

  Rent                                                         124,499              13,723          150,060               56,870

  Salaries, wages and sub-contract                             307,532              50,279          379,198              162,773

                                                      -----------------   -----------------   --------------   ------------------
                                                               709,908             114,172          921,379
                                                                                                                         351,052


Operating Profit (Loss)                                         22,060            (36,132)         (94,869)            (129,729)

Other Income and Expenses

   Interest income                                              30,290                   3           59,846                   11

   Other income                                                      9               2,493            1,470                8,541
   Equity loss in undistributed earnings of
investee company                                                     -            (21,705)         (81,273)             (66,076)

                                                      -----------------   -----------------   --------------   ------------------
                                                                30,299                             (19,957)
                                                                                  (19,209)                              (57,524)
Profit (loss) before minority interest and

   Discontinued operations                                      52,359            (55,341)        (114,826)            (187,253)


Minority interest                                                    -              21,198            4,634               21,198

                                                      -----------------   -----------------   --------------   ------------------
Loss from Continuing Operations                                 52,359                            (110,192)
                                                                                  (34,143)                             (166,055)



                                        CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                                    (formerly Xin Net Corp.)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                 September 30,                               September 30,
Stated in U.S. dollars                                      2004                  2003               2004                 2003
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operations

  Loss from Assets held for sale                                       -                 -                   -            (322,987)

  Profit (loss) from discontinued operations                           -             2,550            (41,654)                2,550
                                                  -----------------------   ---------------   -----------------   ------------------
Net Profit (Loss) Available to Common                          $  52,359          (31,593)        $  (151,846)         $  (486,492)
Stockholders
                                                  =======================   ===============   =================   ==================

Earnings (loss) per share attributable to common stockholders:
  Earnings (loss) from continuing operations                    $   0.00        $   (0.00)          $   (0.01)           $   (0.01)
  Earnings (loss) from discontinued
operations                                                          0.00              0.00              (0.00)               (0.03)
                                                  -----------------------   ---------------   -----------------   ------------------
  Total basic and diluted                                       $   0.00        $   (0.00)          $   (0.01)           $   (0.04)
                                                  =======================   ===============   =================   ==================

Weighted average number of common shares outstanding:
  Basic and diluted                                           15,826,670        13,786,670          14,531,196           13,786,670
                                                  =======================   ===============   =================   ==================


                                       (See condensed notes to consolidated financial statements)


                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                            (formerly Xin Net Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

Stated in U.S. dollars                                                                     2004              2003
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                                                 $ (151,846)       $ (486,492)

  Less: loss from assets held for sale                                                               -           322,987
  Less: loss from discontinued operations                                                       41,654           (2,550)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities

    Depreciation and amortization                                                                3,890             5,448
    Translation adjustments                                                                    (5,600)           (6,088)
    Minority interest                                                                          (4,634)          (21,198)
    Equity loss of The Link Group, Inc.                                                         81,273            66,076
    Changes in assets and liabilities

      Increase in accounts receivable                                                          139,688                 -
      (Increase) Decrease in prepaid expenses and other current assets                          10,509          (34,079)

      Increase in amount due from related parties                                            (102,416)                 -
      Increase (Decrease) in accounts payable                                                (155,851)          (85,279)
      Increase (Decrease) in deferred revenue                                                  311,974            28,557

      Increase in liabilities to be disposed of                                                137,926                 -

      Increase in security deposits                                                                  -         2,417,000
                                                                                    -------------------------------------
  Net cash provided by operating activities                                                    306,567         2,204,382
                                                                                    -------------------------------------

Cash flows from investing activities
  Purchases of property and equipment                                                          (1,727)          (10,444)

  Reduction in investment                                                                            -             1,266

  Cash transferred in from acquisition of Quicknet                                           1,477,355                 -
                                                                                    -------------------------------------
  Net cash flows provided by (used in) investing activities                                  1,475,628           (9,178)
                                                                                    -------------------------------------


Effect of exchange rate changes on cash                                                        (1,052)                 -

Net cash provided by continuing operations                                                   1,781,143         2,195,204

Net cash provided by assets held for sale                                                            -            98,726

Net cash provided by (used in) discontinued operations                                        (10,656)             7,936
                                                                                    -------------------------------------

Increase in cash and cash equivalents                                                        1,770,487         2,301,866

Cash and cash equivalents - beginning of period                                              3,303,677           957,133

                                                                                    -------------------------------------
Cash and cash equivalents - end of period                                                  $ 5,074,164       $ 3,258,999
                                                                                    =====================================

                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                            (formerly Xin Net Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)


Supplemental Information :
Cash paid for :
    Interest                                              $    -       $   6,573

    Income taxes                                               -          10,978

Non-cash investment :
Issuance of 6,120,000 common shares for
        the acquisition of Quicknet                  $ 1,224,000          $    -


           (See condensed notes to consolidated financial statements)

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                  ( Unaudited )

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

2. Acquisition of Beijing Quicknet Telecommunication Corp. Ltd.

On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of a short message system ("SMS") provider, Beijing Quicknet Telecommunication Corp. Ltd. ("Quicknet"), located in Beijing, China through the issuance 6,120,000 (2,040,000 post-reverse split) shares of common stock of the Company. Due to the restrictions on foreign ownership of telecommunication companies in China, 2% of the equity interest of Quicknet is held by the management of Quicknet with Chinese citizenship and they will be transferred back to the Company when the China government removes the restrictions. The Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire the remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company can pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.

Quicknet's financial information is incorporated into the consolidation of the Company effective June 30, 2004, as the transactions that occurred between the period from June 23, 2004 to June 30, 2004 were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments                 $ 1,477,355
Accounts receivables                                 90,560
Prepaid expenses                                     10,998
Fixed asets, net                                     14,930
Goodwill                                          1,519,982
Accounts payable and accrued liabilities           (275,130)
Unearned revenue                                 (1,614,695)
                                                ------------
Fair value of net assets acquired               $ 1,224,000
                                                ============

The following unaudited pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:

                                                2004            2003
                                        ------------    ------------

Net sales                               $ 1,192,500     $  143,283
                                        ============    ============

Net loss                                $   (43,163)    $ (454,899)
                                        ============    ============

Basic and diluted loss per share              (0.00)         (0.03)
                                        ============    ============

3. Disposal of Dawa Business Group Inc. ("Dawa")

On June 30, 2004, the Company entered into a Share Exchange Agreement (the "2004 Share Exchange Agreement") with Windsor Education Academy Inc. ("Windsor"), Dawa Business Group Inc. ("Dawa") and 1041571 B.C. Ltd. ("1041571") whereby the Company exchanged 102 shares, or 51%, of the issued and outstanding common stock of Dawa to 1041571 in consideration for 98 shares, or 49%, of the issued and out -standing common stock of Windsor.

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

The loss on disposal of Dawa, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds                                  $ 26,862
Less:  Current assets                            (61,987)
       Fixed assets                               (1,617)
       Goodwill                                  (60,312)
       Other assets                                 (145)
       Current liabilities                        55,907
                                                ---------
Loss on disposal of Dawa                        $(41,292)
                                                =========

The result of Dawa operations for the six months ended June 30, 2004 and the pro forma results of operations for the six months ended June 30, 2003, which are shown for comparison purposes assuming the Company acquired Dawa as of January 1, 2003, are as follows:

                                2004            2003
                        ------------    ------------

Revenue                 $  213,205      $  149,338
Operating costs           (213,567)       (146,149)
                        ------------    ------------
Net los                 $     (362)     $    3,189
                        ============    ============

4. Discontinued Operations - Internet-related Services

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,415,800), which the Company has received and classified as a security deposit as of September 30, 2004. The transaction is subject to the approval of shareholders.

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
                                                ============

The results of the discontinued internet-related services for the nine months ended September 30, 2004 and 2003 are as follows:

                                Three months ended      Nine months ended
                                September 30,           September 30,
                                ------------------      -----------------
                                2004          2003      2004         2003

Revenue                         $  -    $        -      $  -    $ 2,372,554
Operating costs                 $  -    $        -      $  -    $(2,695,541)
                                -------------------     --------------------
Net loss                        $  -    $        -      $  -    $  (322,987)
                                ===================     ====================

5. Property and Equipment

Property and equipment consist of the following:

                                        September 30,           December 31,
                                                 2004                   2003

Equipment                               $  40,483               $  37,959
Library                                     9,554                   9,554
Furniture                                  12,262                  10,683
                                        ---------               ----------
Total                                      62,299                  51,397
Less:  Accumulated depreciation           (39,641)                (37,959)
                                        ----------              ----------
Net book value                          $  22,658               $  13,438
                                        ==========              ==========

The depreciation expense charged to continuing operations for the nine-month period ended September 30, 2004 was $3,890.

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

The Company accounts for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. As of September 30,, 2004, the investee company's financial statements were not sufficiently timely for the Company to apply the equity method currently. Therefore, the Company recorded its share of the investee's losses from the most recent available financial statements, which were the audited financial statements as of December 31, 2003, as filed with the Securities and Exchange Commission on August 2, 2004:

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three and nine months ended September 30, 2004 and 2003:


                                                        Three months ended                   Nine months ended
                                                           September 30,                        September 30,
                                                2004                    2003            2004                    2003
                                                ----------------------------            ----------------------------
Income (Loss) from continuing operations        $    52,359     $   (34,143)            $  (110,192)    $  (166,055)
Income (Loss) from discontinued operations                -           2,550                 (41,654)          2,550
                                                ----------------------------            ----------------------------
Net income (loss) for the period                     52,359         (31,593)               (151,846)       (163,505)

Weighted-average number of shares outstanding    15,826,670      13,786,670              14,531,196      13,786,670

Effective of dilutive securites:
Dilutive options - $3.90                                  -               -                       -               -
Dilutive options - $0.30                                  -               -                       -               -
Dilutive warrants - $1.50                                 -               -                       -               -
Dilutive warrants - $2.25                                 -               -                       -               -
                                                ----------------------------            ----------------------------
Dilutive potential common shares                          -               -                       -               -
                                                ----------------------------            ----------------------------

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

On June 24, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

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


9. Stock Options

On July 23, 2004, the Company granted incentive stock options for 1,155,000 shares at a price of $0.30 per share exercisable up to July 23, 2007, to five directors. All the options were vested immediately.

Options outstanding at September 30, 2004 were 3,291,000 with option prices ranging from $0.30 to $3.90. No options were canceled, forfeited, or exercised during the nine-month period ended September 30, 2004. The weighted average exercise price of the options outstanding and exercisable is $2.64 and the weighted average remaining contractual life is 1.1 years.

The Company accounts for its stock-based compensation plans using the intrinsic value method whereby no compensation costs have been recognized in the financial statements for stock options granted to employees, officers and directors. If the fair value method had been used for options granted, a value of $267,300 would be recorded for the quarter ended September 30, 2004. The Company's net loss and net loss per share would approximate the following pro forma amounts:

                                        Three months            Nine months
                                               ended                  ended
                                        September 30,           September 30,
                                                2004                    2004
                                        ------------            ------------

Net profit (loss) as reported           $   52,359              $  (41,654)
                                        ------------            ------------
Net loss pro forma                      $ (214,941)             $ (308,954)
                                        ------------            ------------
Pro forma net loss per common
  share basic and diluted loss
  per share                             $    (0.01)             $    (0.02)
                                        ------------            ------------

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk free interest rate                 3.65%
Expected life of options in years       1 to 3 years
Expected volatility                     184%
Dividend per share                      $0.00

10. Segment and Geographic Data

The Company's reportable segments are geographic areas. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.


                                                Canada          China           Other           Total
Three months ended September 30, 2004

Revenue from continuing operations              $ 995,383       $  888,082      $      -        $  983,465
Operating loss                                     68,768          (35,478)      (11,230)           22,060
Total assets                                      145,885        9,214,140       172,468         9,532,493

Three months ended September 30, 2003

Revenue from continuing operations              $  78,040       $        -      $      -        $   78,040
Operating loss                                      3,341              974       (40,447)          (36,132)
Total assets                                      176,499        5,956,305       479,094         6,611,898

Three months ended September 30, 2004

Revenue from continuing operations              $ 218,298       $        -      $      -        $1,106,380
Operating loss                                    (17,354)         (34,781)      (42,734)          (94,869)
Total assets                                      145,885        9,214,140       172,468         9,532,493

Three months ended September 30, 2003

Revenue from continuing operations              $ 221,323       $        -      $      -        $  221,323
Operating loss                                    (50,334)              66       (76,461)         (129,729)
Total assets                                      176,499        5,956,305       479,094         6,611,898

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information presented here should be read in conjunction with China Mobility Solutions Inc.'s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

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

Revenue Recognition

                  Revenues consist of tuition fees earned and mobile marketing service fees. Revenue is recognized when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized. Revenues derived from education and mobile marketing services are recognized as the services are performed and amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue." Changes in these factors could materially impact our financial position or our results of operations.

Intangible and Long-lived assets

            We evaluate our intangible assets and long-lived assets, which represent goodwill and fixed assets, for impairment annually and when circumstances indicate the carrying value of an asset may not be recoverable. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. We do not believe any impairment exists for any of these types of assets as of September 30, 2004.

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

Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2003

Revenues. The Company achieved revenues of $983,465 in the third quarter 2004 compared $78,040 in the third quarter 2003 derived from the net sales of education courses and mobile marketing services from its subsidiaries. The Company closed the acquisition of Quicknet, a mobile solutions provider in China by the end of June, 2004. The subsidiary's performance was consolidated into the Company's third quarter financial statements, therefore, caused a significant increase in revenues. This year, the Company also disposed its ownership of the Dawa business and resumed 100% ownership of Windsor Education Academy. These changes also contributed to the revenue fluctuations.

Business Segments

        During the quarter, the Company had revenues in two segments:

        Windsor - Education Courses          $      95,383
        Mobile Marketing Services            $     888,082

        The cost of revenue in each segment was:

        Windsor - Education Courses          $      15,268
        Mobile Marketing Services            $     236,229

        The gross profit from each of the business segments was:

        Windsor - Education Courses          $     80,115
        Mobile Marketing Services                 651,853
                                                 ---------
                                              $   731,968

Operating Expenses. The Company incurred operating expenses of $709,908 in the third quarter 2004 compared to operating expenses of $114,172 in the third quarter 2003. The Company had total operating costs, including cost of sales of $961,405 in the third quarter 2004, resulting in an operating profit of $22,060. The increase in operations expenses is mainly caused from the operations of our mobile solution services in China. The expenses include facilities and equipment rental expenses, advertising and promotion expenses, and salaries and wage expenses. Operating expenses for the same period in 2003 was $114,172 and primarily consists of those related to our educational services operations only.

Net Profit. The net profit in the third quarter 2004 was $ 52,359, including $30,290 in interest income, compared to the net loss in the third quarter 2003 of $34,143. The changes are mainly caused by the successful operation from mobile marketing services in China.

The profit (loss) per share in 2004 and 2003 was nominal in the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMEBR 30, 2003

Revenues. The Company achieved revenues of $1,106,380 in the nine months ended September 30, 2004 compared to $221,323 in the same period of 2003 derived from net sales of education courses and mobile marketing services (2004 only) from its subsidiary in China. The significant changes also derived from the results of operations from our mobile solutions services in China.

Business Segments

        During the nine months ended September 30, 2004, the Company had revenues in two segments:

        Windsor - Education Courses          $   218,298
        Mobile Marketing Services                888,082

        The cost of revenue in each segment was:

        Windsor - Education Courses          $     43,641
        Mobile Marketing Services                 236,229

        The gross profit from each of the business segments was:

        Windsor - Education Courses               174,657
        Mobile Marketing Services                 651,853
                                                 --------
                                             $    826,510


Operating Expenses. The Company incurred operating expenses of $921,379 in the nine months ended September 30, 2004 compared to operating expenses of $351,052 in the same period of 2003. The Company had operating costs of $1,201,249 in the nine months ended September 30, 2004, resulting in an operating loss of $94,869. The increase is mainly caused from the operations of Beijing QuickNet, the mobile solution provider in China, which expenses primarily represent facilities and equipment rental expenses, advertising and promotion expenses, and salaries and wages expenses. Operating expenses for the same period in 2003 primarily consists of those related to our educational services operations only.

Loss from continuing operations. Loss from continuing operations for the nine months ended September 30, 2004 was $110,192 after interest income of $59,846 and $81,273 in equity loss in investee company in 2004 in contrast to the same period of 2003 operating loss of $166,055, including other income of $8,541 and loss of $66,076 in investee company. The loss for the nine months ended September 30, 2004 consists of our mobile solutions operations and our educational service operations versus the loss for the same period in 2003, which primarily consists of our educational services operations only.

The loss per share was nominal in the period in 2004 and 2003.

Loss from discontinued operations. Loss from discontinued operations in the nine months ended September 30, 2003 was $41,654 representing the results of the disposal of the Dawa operations. Loss from discontinued operations for the nine months ended September 30, 2003 was $322,987 representing the results of the discontinued internet-related services operations in China pending shareholder approval.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $5,074,164 at the quarter ended September 30, 2004, which was mainly derived from cash flows from the successful operation of the mobile marketing services in China and the sale of the ChinaDNS assets. The Company's liabilities have increased from year-end resulting from an increase in deferred revenue attributable to the Company's mobile marketing activities and current liabilities are $8,053,925 resulting in an operating capital deficit of approximately $400,000. $2,435,485 in "assets to be disposed of" when disposed will also result in a reduction of liabilities by $5,754,583. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

Net cash flows provided by operating activities decreased to $306,567 for the nine months ended September 30, 2004 and mainly was driven by an increase in accounts receivable and deferred revenue from our mobile marketing services activities. Net cash flows provided by operating activities during the nine months ended September 30, 2003 was $2,204,382, which mainly represented an increase in the security deposit from the sale of our China DNS assets.

Net cash flows provided by investing activities increased to $1,475,628 for the nine months ended September 30, 2004 primarily represented cash acquired in the acquisition of Beijing Quicknet. Net cash flows used in investing activities for the nine months ended September 30, 2003 was ($9,178) primarily consisting of cash paid for the acquisition of property and equipment.

FUTURE PLANS

On Feb 15, 2004, the Company has entered into a Definitive Agreement to acquire 51% of a mobile solutions provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company acquired 49% immediately upon closing at the end of June, 2004 and retained the right to acquire the 2% as soon as it obtained Government approval or achieve a legal structure (under Chinese law) which allows control of the 2%. By the end of the third quarter, the Company has gained 51% control of QuickNet through a voting arrangement. According to the Agreement, the Company has the option to acquire the remaining 49% of Beijing Quicknet within 2 years from the Closing Date, which is June 23, 2004. If the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the balance of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars).

The Company has accumulated about 500,000 corporate accounts from its previous domain name registration and web hosting services in China. The Company wants to continue pursuing Internet related businesses in China. Acquisition of Beijing Quicknet gives the Company an opportunity to capitalize in this rapidly growing market as well as provide it with the opportunity for Beijing Quicknet to utilize these corporate accounts and generate additional revenue stream.

In order to increase revenues, the Company plans to open up more branches in China, creating newservices, and also to grow by acquiring other companies that will complement our existing service offerings.

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

From the aspect of whether it can continue toward the business goal of maintaining and expanding the businesses in Canada and develop new business of Mobile Solution services in China, it may use all of its available capital without generating a profit.

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

Future Trends:

On the Education Services side, we have operated for over a year now and the competition is very fierce in the market. The Canadian government has tightened its budget on English training for new immigrants. This tightening leads to reduced government funding for Windsor Education Academy and this will have negative effects on its revenues. The Canadian government has also adopted a stricter system to choose schools that can be funded by the government and every school needs to re-register with the government. There is no assurance that Windsor Education Academy will continue receiving government funding in the coming years.

For our mobile business solutions business in China, we have operated for over a year now. The Chinese economy has been among the fastest growing in the world for the past several years. Growth is expected to maintain in 2004. China has one of the largest and fastest-growing telecom markets in the world, with the mobile phone sector in particular having become the worlds biggest and the number of the subscribers continuing to grow. Total SMS (short messaging services) revenues in China grew by 75% in 2003 to US$248 million. SMS revenue growth in China is projected by Pacific Growth Equities of San Francisco to be 60% in 2004. As the mobile solutions market continues to grow, there will be more competitors coming into the market. Companies that focused on the individual mobile value-added services market may put more effort into the commercial mobile solution services market, which is China Mobility Solutions' current focus. The Company may face fierce competition on the price of the products as well as the increase on human resource cost if the Company wants to maintain a strong management and technical team. There is no assurance that our mobile solution business will continue developing at the same speed as it did this year.

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

ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

Item 6. Exhibits and reports on Form 8-K

(a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:



Exhibit 31.1 and 31.2
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT

Exhibit 32.1 and 32.2
CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


(b) Reports on Form 8-K filed during the three months ended September 30, 2004, which are incorporated by reference:

o        July 12, 2004 - Item 2
o        July 26, 2004 - Item 5

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 19, 2004

                                  CHINA MOBILITY SOLUTIONS INC.

                                  by: /s/ Xiaoqing (Angela) Du
                                      ----------------------------
                                      Angela Du, President