Form 10KSB
period 2004-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-04-14
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2004


      General Form for Registration of Securities of Small Business Issuers
                         Commission file number 0-26559

                               CIK No. 0001082603

                         CHINA MOBILITY SOLUTIONS, INC.
                       ----------------------------------
             (Exact name of registrant as specified in this charter)


                                  XIN NET CORP.
                                -----------------
                                 (Former Name)

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

              Yes       [X]    No    [_]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $475,309.

Transitional Small Business Disclosure Format:

              Yes   [_]         No      [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004: $5,491,173 at $.51 per share.

Number of outstanding shares of the registrant's no par value common stock, as of March 31, 2005: 15,826,670.

                                TABLE OF CONTENTS

                                     PART I



Item 1. Description of Business

Item 2. Description of Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Stock and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and procedures

Item 8B. Other Information

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits

Item 14. Principal Accountant Fees and Services

Signature Page

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

   On July 24, 1998, the Company changed its name from Placer Technologies, Inc. to Xin Net Corp.

   In June 2004, the Company changes its name to China Mobility Solutions, Inc. concurrent with a one for three reverse split.

CORPORATE OVERVIEW

   China Mobility Solutions, Inc. structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                         China Mobility Solutions, Inc.
                                 (Florida, USA)

   Infornet Investment Corp.               Infornet Investment Ltd.
   (100% Owned)                            (100% Owned)
   (BC., Canada)                           (Hong Kong)


   Windsor Education Academy Inc.
   (100% Owned)
   (BC., Canada)

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

   Through our wholly owned subsidiary, Infornet Investment Ltd. (Hong Kong), the Company formed a joint venture with Xin Hai Technology Development Ltd. for upgrading telecommunication technology and services in the PRC. This evolved into an internet-focused service provider and e-commerce solutions business, which was subsequently sold in 2001.

         The Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services, and to discontinue Internet access provision services as soon as practicable. On June 22, 2001 the Company entered into an agreement to sell its ISP assets (Xin Hai). The price for the sale was $700,000 (USD) payable to in Renminbi at the official exchange rate. As of December 31, 2003, $500,000 had been received for the transaction. A loss provision of $200,000 was made against the balance of the sales price as the Company has determined that the purchaser will not be able to pay the remaining balance.

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

          In February, 2003, the Company signed an agreement to sell the Company's China assets (Domain name registration) to a subsidiary of Sino-i.com Limited, a Hong Kong Stock Exchange listed company for a total consideration of Rmb 20 million (approx. US$ 2.4 million). The Company has received all of the purchase price, and the divestiture was completed in 2004.

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

       China Mobility Solutions, Inc. currently maintains an office  at:  #900
- 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638).

Quicknet Acquisition in 2004

     In 2004, the Company entered into a Definitive Agreement to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates through its Hong Kong subsidiary Infornet Invest-ment LTD. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

     The Company acquired 49% of Beijing Quicknet for a price of U$3,060,000 (three million and sixty thousand US dollars) in form of issuing 6,120,000 (six million one hundred and twenty thousand) common shares of the Company's stock at a deemed price of US$0.50 per share. The remaining 2% will be conveyed for US$100 when either of the following is completed to the satisfaction of the Company (1) the appropriate government ministry in China approving the transfer of the 2%, or (2) an acceptable legal mechanism for the transfer of the 2% owner -ship is arranged. Furthermore, the Company has the option to acquire the remain -ing 49% of Beijing Quicknet within 2 years from the Closing Date. If the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars). The purchase price will be in the form of a combination of cash and the issuance of common shares of the Company.

The Company has the right to appoint all of the directors of Beijing Quicknet.

Discontinued Internet Services

   Up until late 2002, the Company business was focused on domain name registra-tion, webhosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the PRC to offer online site registra -tion. In October 1999, ChinaDNS was approved as an Official Agent of Network Solutions, Inc.

Due to the continued loss on operations ($254,035 in 2002). In 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise an ASP for about $2,400,000, which sale was completed in 2004. We are treating the DNS business as discontinued operations at this time, as China Enterprise is in full control of the assets.

CURRENT BUSINESS

Mobile Solutions for businesses in China

The Company is focusing on providing mobile solutions to many diverse corporations across China. With its rapidly growing client base, the Company hopes to become one of the largest providers of mobile business solutions in China. The first product launched is mobile marketing solution for enterprises.

Education and Training

The Company is currently offering English as a Second Language (ESL) and related courses through Windsor Education Academy in the Richmond campus. The Company owns 100% of Windsor, a B.C. company.

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

News Advertising Service

       On July 3, 2003, the Company acquired 51% of Dawa Business Group Inc. ("Dawa") in exchange for 49% of our subsidiary, Windsor Education Academy Inc. ("Windsor"). The Company closed its Dawa operations abandoned any interest in Dawa and received back its 49% of Windsor Education Academy, Inc.

PRODUCTS, SERVICES, MARKETS, METHODS OF DISTRIBUTION

Mobile Solutions for Quicknet in China

         (1) Product and service:

         The first mobile solution launched by the Company is mobile marketing. Mobile marketing is the use of the mobile medium as a communications and entertainment channel between a brand and an end-user. Mobile marketing is the only personal channel enabling spontaneous, direct, interactive and/or targeted communications, any time, any place. Mobile marketing can be used in a wide variety of ways:

o        For customer acquisition
o        For customer retention
o        For loyalty building
o        As a sales promotion tool
o        To support product launches
o        To raise brand awareness
o        For internal communications
o        As a redemption / coupon tool
o        For direct marketing
o        As an effective business to business communications vehicle
o        As an additional revenue stream
o        To be able to offer time / location specific offers
o        As a channel for delivering ring tones and logos

As China has over 334 million mobile phone subscribers by the end of 2004, and management believes there will be more demand from the enterprises to utilize mobile phones as a new media for their marketing.

         (2) Method of distribution and Marketing: Mobile Solutions

The Company will use four outlets to approach the market for its mobile business solutions: agents, mobile carriers, in-house sales staffs and sales support branches.

Education and Training

        (1)  Educational Product and Service

Windsor provides ESL (English as a Secondary Langugage) and related courses in Canada. In a recent study conducted by the OECD (Organization of Economic Co-operation and Development) and the UNESCO (United Nations Educational Scientific and Cultural Organization) titled "Financing Education - Investments and Returns", attributed education as a key ingredient in a country's economic growth. The study also examined sources of funding and found that 44% of educa-tional expenditure for China came from private sources compared to an OECD average of 12%. Our first acquisition, Windsor is government certified. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies that fit this profile with the goal of introducing foreign accredited programs into the China market. For the past several years, supplementary education had become a multi-billion dollar business in China, the most popular being Foreign Schools, English Training, Data Processing, Accounting and a variety of other programs. Started several years ago, this trend is still ascending and with the integra-tion of China into the world community as well as the growth in personal dispos-able income, we expect the growth to continue for a substantial period of time.

        (2)  Method of Distribution and Marketing:  Education

        The Company will use the printed media as well as recruitment agents to attract students for its education business. Word of mouth is also an important endorsement. Windsor is also a British Columbia Provincial Government endorsed ESL provider, receiving students from government programs, where the fee is paid by the government. Windsor is continuously working to improve its recognition for quality and service with the British Columbia Provincial Government.


EMPLOYEES OF SUBSIDIARIES

        At the end of December 31, 2004, QuickNet had approximately 83 employees. About 27% are technical supports, 26% are sales and marketing, 17% are R&D and the rest are administrative personnel. The actual number of employees changed during the year and will change according to the expansion of the Company in the future.

        At the end of December 31, 2004, Windsor had approximately eleven employees, consisting of eight full and part time teachers and three administrative personnel. The key to success is the ability to attract students either publicly or privately funded. The number of employees will change as the student body changes and there is no collectively bargaining unit at the academy.

DEPENDENCE ON CLIENT BASE

     For the mobile solutions business, we have sign contracts with a number of clients for varying types of marketing. The Company is replying on its agents, mobile carriers, in house sales staffs and sales supporting branches as well as media and other marketing channels to increase its client base.

     For the Education Services, there are about 100 students. Windsor is relying on the printed media, word of mouth, recruiting agents and other marketing channels to increase the number of students.

   Backlog of Orders: None.

     Government Contracts: Windsor Education received a number of ESL students from the Provincial Government of British Columbia under government programs, but there is no commitment beyond the individual student's referral and subsidiary. All government programs involving Windsor ended March 31, 2005.


COMPETITIVE CONDITIONS

Mobile Solutions
----------------

The Chinese economy has been among the fastest growing in the world for the past several years. China's economy withstood the effect of SARS and grew 9.1% in 2003. Growth matches that level in 2004 as well. China has one of the largest and fastest-growing telecom markets in the world, with the mobile phone sector in particular having become the world's number one with more than 334 million by the end of 2004. Mobile solutions, which use mobile phone as a new media, has created a large market in China. There are two types of markets in this field: the individual market and the corporate market. Competition on individual market is fiercer than the corporate market since the individual market is much saturated thus become less lucrative. Beijing an early bird in corporate market and possessed by nearly 500,000 corporate data base from previous operation, the Company will have more growth potential than if the Company targeted the highly competitive consumer mobile market.

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

CHINA MOBILITY SPONSORED RESEARCH AND DEVELOPMENT

   None.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

        In China, the Company relies on the advice of Chinese legal counsel to maintain compliance with all laws, rules, and regulations in China. The telecom industry is subject to extensive government regulation, which regulations have been changing rapidly, and there is no assurance that the Company will not be adversely impacted by such regulations in the future.

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

   (c) Parents and Subsidiaries

Parent:

China Mobility Solutions, Inc., a Florida corporation

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

     The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) See Company 2003 Financial Statement, Note 6.

     The Company, through Infornet (Hong Kong) is the holder of 49% of Beijing Quicknet.


BUSINESS SEGMENTS

        During the year, the Company had revenues in two segments:

        Mobile marketing services       $1,871,960
        Tuition fees                       298,806

        The cost of revenue in each segment was:

        Mobile marketing services       $  412,222
        Tuition fees                        61,013

        The gross profit from each of the business segments was:

        Mobile marketing services       $1,459,738
        Tuition fees                       237,793
                                        ----------
        Total                           $1,697,531
                                        ==========

       Note:

     The Company agreed to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company acquired 49% immediate-ly upon closing and retains the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

        The Company acquired 49% of Beijing Quicknet for a price of U$3,060,000 (three million and sixty thousand US dollars) in form of issuing 6,120,000 (six million one hundred and twenty thousand) common shares of the Company's stock at a deemed price of US$0.50 per share. The remaining 2% will be conveyed for US$100 when either of the following is completed to the satisfaction of the Company (1) the appropriate government ministry in China approving the transfer of the 2%, or (2) an acceptable legal mechanism for the transfer of the 2% owner -ship is arranged. Furthermore, the Company has the option to acquire the remain -ing 49% of Beijing Quicknet within 2 years from the Closing Date. If the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within first year from the Closing Date, the purchase price will be US$4,000,000 (four million US dollars); if the Company exercises the option to purchase the remaining 49% of Beijing Quicknet within the second year from the Closing Date, the purchase price will be US$5,000,000 (five million US dollars).

The Company has the right to appoint all of the directors of Beijing Quicknet after the closing.


ITEM 2. DESCRIPTION OF PROPERTIES

     China Mobility Solutions, Inc. currently maintains a leased office at: #900
- 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has a leased an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Windsor Academy currently rents spaces at 7900 Alderbridge Way, Unit 100, Richmond, BC, Canada.

(a) Real Estate: None

(b) Computers and Office Equipment: $13,438

ITEM 3. LEGAL PROCEEDINGS

     On Feb.7, 2005, China Mobility Solutions, Inc. was sued by Sino-I Tech-nology Limited for $88,270 for breach of warranty and a claim under a guarantee.

     Our lawyer has submitted a Notice of Motion to the plaintiff's lawyer on March 7, 2005 and is seeking an extension of response date. The Company intends to vigorously defend the suit.

     No director, officer or affiliate of China Mobility Solutions, Inc., and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted during the fiscal year covered by this report to a vote of security holders of China Mobility Solutions, Inc., through the solicitation of proxies:

        1.  To change the Company's name to China Mobility Solutions, Inc.

        2. To authorize a reverse split of the Company's common stock on a one for five basis.

     The items were approved by a majority of the shares issued and outstanding as of the date of the proxy.


                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   (a) The Company common stock is traded on the Bulletin Board under the trad-ing symbol CHMS. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 2003 and December 31, 2004 as follows:

                                  Bid (U.S. $)

                               HIGH             LOW
                               ----             ---

2004
----
First Quarter                  .27              .10
Second Quarter                1.01              .09
Third Quarter                  .65              .16
Fourth Quarter                 .68              .18


2003
----
First Quarter                 0.34             0.04
Second Quarter                0.29             0.04
Third Quarter                 0.29             0.10
Fourth Quarter                0.20             0.09


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

   (b) As of December 31, 2004, China Mobility Solutions, Inc. had approximately 5,000 shareholders of record of the common stock.

   (c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The information presented here should be read in conjunction with China Mobility Solution's consolidated financial statements and related notes.

EXECUTIVE SUMMARY


     In early 2004, the Company acquired 49% of a mobile solution provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates and has options to acquire the other 51%. In 2004, the Company has changed its name to China Mobility Solutions Inc. On June 30, 2004, the Company has entered into agreement to dispose its ownership in Dawa Business Group Inc. and regain 100% ownership of Windsor Education Academy Inc. The Company has shifted its focus from solely education to mobile solution industry for enterprises in China. China is the world fastest-growing telecom market. China is the world's number one cellular market, with over 320 million mobile phone users already surpassing the U.S. subscriber base of less than 170 million, as reported by the Cellular Telecommunications & Internet Association. The Chinese SMS market alone accounts for 1/3rd of the world's traffic. SMS means sending and receiving brief text messages via mobile phones. SMS can be used for everything from promotional marketing to mobile banking. The Company's mobile marketing solution is targeted to enterprises to market through SMS to mobile phone users.


WORKING CAPITAL NEEDS

     On the Mobile Solution Services side, the working capital needs arise primarily from: the need for capital to acquire the rest of the ownership of Quicknet in; expanding existing capacity of Quicknet services, to open more offices in other major cities, to launch new value-added services, to acquire other companies that will complement the services offered by us.

On the education services side, the Company will use the working capital to explore the local market, launch new courses, set up new market campaign, sign up with Universities to offer courses in order to get University credits, sign up with more agents, both domestic and international agents and provide some marketing materials and financial support to those agents.


FUTURE STRATEGY

The Company accumulated nearly 500,000 corporate leads from its previous domain name registration and web hosting services in China. Acquisition of an interest in Beijing Quicknet gives the Company an opportunity to capitalize in this rapidly growing market, and it also gives the chance for Beijing Quicknet to solicit these corporate leads to attempt to generate more revenue. Quicknet plans to grow organically by launching more products, but may also grow by acquiring other companies that will complement services offered by us.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $5,380,622 at year-end 2004. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $5,466,574 in current assets and current liabilities of $2,452,522.

The cash capital at the end of the period of $5,380,622 will be used to fund continuing operations. The sale of the ChinaDNS assets have provided more than US$2 million in working capital, ande the continuing operations have provided more than U$1.9 million in working capital in 2004.

The Company has revenues from its mobile marketing services Beijing QuickNet and tuition fees from: Windsor Education Academy ("Windsor") and at this time. However capital from private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations. The Series "A" and Series "B" warrants of the Company expired on March 31, 2005. There were 1,155,000 options outstanding at December 31, 2004 at the option price of $0.30 per share.

Changes in Financial Condition:

At December 31, 2004, the Company's assets were $6,447,030 compared to $6,320,612 at December 31, 2003. The current assets totaled $5,466,574 at 2004 year-end compared to $5,869,782 at 2003 year-end. The sale of the China Internet business "ChinaDNS" has been completed; ChinaDNS' assets of $2,533,838 were disposed. The current continuing operations had brought in $2,170,766 revenue by December 31, 2004, compared to $280,723 in year 2003. There is deferred revenue of $2,111,698 at December 31, 2004 compared to $28,354 in 2003. Net cash provided by continuing operations was $1,924,019 at December 31, 2004. The Company had $ 5,380,622 in cash by the year-end compared to $3,303,591 a year ago. These changes were caused mainly by the acquisition of Beijing QuickNet, a mobile solution provider in China in June 2004. Total liabilities at year-end 2004 were $2,452,522 compared to $5,870,451 at 2003 year-end. Deferred revenue has been increased because of the acquisition of QuickNet; disposition of ChinaDNS and completion of the disposition of ISP business.

The Company issued 6,120,000 common shares on June 23, 2004 to acquire QuickNet. The Company completed a reverse stock split of 3:1 on June 24, 2004. Total outstanding common shares as of December 31, 2004 were 15,826,670.

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

From the aspect of whether it can continue toward the business goal of maintaining and expanding the businesses in Canada and develop new business of internet services in China, it may use all of its available capital.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

Revenues. The Company achieved revenues of $2,170,766 in 2004 in contrast to $280,723 in 2003 in the form of net sales of mobile marketing services and tuition fee from its subsidiaries: QuickNet and Windsor. The Gross profit in 2004 is $1,697,531 compared to $146,383 in 2003. A significant contributor to the increase in revenues and gross profit is the acquisition of QuickNet in June 2004.

Operating Expenses. The Company incurred operating expenses of $1,939,747 in 2004 compared to operating expenses of $337,093 in 2003 due to the acquisition of QuickNet. Salaries and advertising accounts for over 65% of operating expenses. The Company has invested in the Link Group, Inc. on December 20, 2001 and January 18, 2002. As of December 31, 2004, the Link Group, Inc.'s financial statements were not sufficiently timely for the Company to apply the equity method and Link Group, Inc.'s shares were ceased trading over nine months. Therefore, the Company recorded an impairment of $172,250 on these shares.

Loss from continuing operations. Loss from continuing operations for 2004 was ($258,772) compared to the 2003 operating loss of ($207,996). The Company recorded an impairment on Link Group, Inc.'s shares for $172,250.

Net Income. Net Income available to Common Stockholders is $3,018,672 in the contrast to a Net Loss of $314,277 in 2003. This is caused by extraordinary gain on disposal of internet-related operations of $3,319,098 (China DNS).

Earnings per share. Earnings per share is $0.20 in 2004 compared to a loss per share of ($0.02) in 2003. Positive earnings per share were attributable to the extraordinary gain. Operating earnings in 2004 were negative at ($.016) per share compared to a loss of ($.02) per share in 2003

Future Trends:

In the Mobile Solution Service business, the Company cannot assure that any profit on revenues can be maintained in the future, because it may have to continue, through its joint venture business, to advertise and promote its services and develop additional value-added services in order to preserve or increase its market share. In spite of taking measures to control expenses, operating losses may continue. If the Company acquires additional capital, for example through sale of stock in private placements or through investors exercising warrants, it may be able to advertise and promote its services more aggressively and expand its business more rapidly.

On the Education Services side, we have operated for 2 years now; the competition is very fierce in the market. The Canadian government has tightened its budget on English training for new immigrants, which leads to reduced government funding for Windsor, this will have negative effects to the revenue of Windsor Education Academy. Canadian government also adopted more strict system to choose schools that can be funded by the government and every school needs to re-register with the government. The Government supported ELSA courses held in Windsor Education Academy ended by Mar. 31, 2005.


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

From the aspect of whether it can continue toward the business goal of maintain -ing and expanding the business in Canada and expanding new business of SMS services in China, it may use all of its available capital without generating a profit.

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

ITEM 7. FINANCIAL STATEMENTS

The response to this item is included as a separate exhibit to this report. Please see pages F-1 through F-16.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 22, 2004, the Board of Directors of China Mobility Solutions, Inc. ("China Mobility") approved a change in auditors. The Board of Directors approved the dismissal of Clancy and Co., P.L.L.C. ("Clancy and Co., P.L.L.C.") as China Mobility's independent public accountants and the selection of Moen and Company as their replacement.

     Clancy and Co., P.L.L.C.'s reports on the consolidated financial statements of China Mobility and its subsidiaries for the two most recent fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During China Mobility's two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through December 22, 2004, there were no disagreements between China Mobility and Clancy and Co., P.L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Clancy and Co., P.L.L.C.'s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on China Mobility's consolidated financial statements for such years; and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-K. China Mobility provided Clancy and Co., P.L.L.C. with a copy of the foregoing disclosures. Attached as Exhibit 16 is a copy of Clancy and Co., P.L.L.C.'s letter, dated January 4, 2005, stating its agreement with such statements.

     In addition, during China Mobility's two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods through December 22, 2004, China Mobility did not consult with Moen and Company with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on China Mobility's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 8A.  CONTROLS AND PROCEEDURES

     The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2004 (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   (a) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

NAME                       AGE              TITLE                     TERM

Xiao-qing Du               34       President                        Annual
                                    and Director

Ernest Cheung              54       Director and Secretary           Annual


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

   (b) Identification of Certain Significant Employees.

     Strategic matters and critical decisions are handled by Company directors and executive officers: Xiao-qing Du and Ernest Cheung. Day-to-day management is delegated to Xiao-qing (Angela) Du partly in China and partly in Canada and Xin Wei in China. Wei is an employee of the wholly-owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of the Chinese subsidiary on strategies, planning, business development.

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

     XIAO-QING (ANGELA) DU, President and Director, age 34. She has been President and Director of our company from 2003 to date. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan Canada. She was Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. She is now President of Infornet Investment CORP., the Company's wholly owned subsidiary in Canada since 1997. She was President of China Mobility from 1997 to 1999. She ran the operations in China of the DNS and web hosting business.

     ERNEST CHEUNG, Secretary and Director, age 54, has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

Mr. Cheung is or has been an officer or director in the following public companies:



Name of Issuer                      Symbol  Market   Position     From     To         Business
--------------                      ------  ------   --------     ----     --         --------
Agro International Holdings Inc.    AOH     CDNX     President    Jan-97   Current    Agriculture
China NetTV Holdings Inc.*          CTVH    OTCBB    President    May-00   2003       Set-Top Box Technology
Drucker, Inc.*.                     DKIN    OTCBB    Secretary    Apr-97   2003       Oil & Gas
ITI World Investment Group Inc.     IWI.A   CDNX                  Jun-98   Current    Beverage Distribution
NetNation Communications Inc.       NNCI    Nasdaq Small Cap.     Apr-99   Current    Domain Name
                                                                                      Registration
Richco Investors Inc.               YRU.A   CDNX     President    May-95   Current    Financial, Management,
                                                                                      Capital Market Services
Spur Ventures Inc.                  SVU     CDNX                  Mar-97   Current    Fertilizer
The Link Group Inc.*                LNKG    OTCBB    Secretary    Dec-01   Current    Internet Surveillance
China Mobility Solutions, Inc.*     CHMS    OTCBB    Secretary    Mar-97   Current    China Internet

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

  Qualified Financial Expert. Ernest Cheung is a qualified financial expert as a chartered accountant and an MBA with twenty years' experience in public companies.

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


ITEM 10. EXECUTIVE COMPENSATION

  (a) Officers' Compensation

   Compensation paid by the Company for all services provided up to December 31, 2004, (1) to each of the executive officers and (2) to all officers as a group.


                             SUMMARY COMPENSATION TABLE OF EXECUTIVES
                        Cash Compensation             Security Grants
----------------------------------------------------------------------------------------------------------
Name and      Year  Salary  Bonus Annual      Restricted Securities   Long Term           LTIP      All Other
Principal                         Compensation Stock     Underlying   Compensation/       Payments  Compensation
/Other($)    Awards    Options/     Options
Position                                                    SARs(#)
                                                            (SHARES)
----------------------------------------------------------------------------------------------------------
Xiao-qing Du  2001  32,084    0           0     0         0                0              0              0
President of  2002   4,809    0           0     0         0                0              0              0
Infornet            (CDN)
Subsidiary    2003       0    0           0     0         0                0              0              0
              2004       0    0           0     0         0                0              0        330,000(2)
-------------------------------------------------------------------------------------------------------------
Ernest Cheung 2001       0    0      24,000     0         0                0              0              0
Secretary(1)  2002       0    0      24,000     0         0                0              0              0
                                      (CDN)
              2003       0    0           0     0         0                0              0              0
              2004       0    0           0     0         0                0              0        165,000(2)
-------------------------------------------------------------------------------------------------------------
Officers as   2001  32,084    0      24,000     0         0                0              0              0
A Group       2002   4,809    0      24,000     0         0                0              0              0
                     (CDN)            (CDN)
              2003       0    0           0     0         0                0              0              0
              2004       0    0           0     0         0                0              0        495,000
-------------------------------------------------------------------------------------------------------------

   (1) Ernest Cheung received 16,667 options to buy 16,667 shares at $3.90 per share, plus Richco Investors, Inc. of which Mr. Cheung is an officer and director, and Mr. Tsakok is an officer and director, received 128,333 units for services in structuring the private placement. Mr. Tsakok has resigned as an oficer and Director of the Company.

   (2) Options at $.30 per share expiring August 1, 2007.

   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

(b) Directors' Compensation

     Directors who are also officers of China Mobility Solutions, Inc. receive no cash compensation for services as a director. However, the directors will be reimbursed for out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its Stock Incentive Plan subsequently adopted.


                                                SUMMARY COMPENSATION TABLE OF DIRECTORS
                                                        (To December 31, 2003)
                        Cash Compensation               Security Grants
-------------------------------------------------------------------------------------------------------------
Name and       Year    Annual   Meeting  Consulting Number       Securities          LTIP      All Other
Principal              retainer Fees ($) Fees/Other   of         Underlying          Payments  Compensation
Position               Fees ($)          Fees($)    Shares (#)   Options/SARs(#)
                                                                   (SHARES)
------------------------------------------------------------------------------------------------------------
Xiao-qing Du,  2001    0          0        0           0           0                 0              0
Director       2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
            (*)2004    0          0        0           0           0                 0              0
-------------------------------------------------------------------------------------------------------------
Ernest Cheung, 2001    0          0        0           0           0                 0              0
Director       2002    0          0        0           0           0                 0              0
               2003    0          0        0           0           0                 0              0
            (*)2004    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------
Maurice Tsakok 2001    0          0       24,000 CDN   0           0                 0              0
Director(1)    2002    0          0       24,000 CDN   0           0                 0              0
(Resigned      2003    0          0        0           0           0                 0              0
2004)          2004    0          0        0           0           0                 0              0
-----------------------------------------------------------------------------------------------------------
Directors as a 2001    0          0       84,000 CDN   0           0                 0              0
group          2002    0          0       54,000 CDN   0           0                 0              0
               2003    0          0        0           0           0                 0              0
               2004    0          0        0           0           0                 0              0
------------------------------------------------------------------------------------------------------------

(1)  On July 15, 2004, Maurice Tsakok resigned as the director of the Company.

*  See Executive Compensation Table.

   There have been no Option/SAR grants or exercises in the last fiscal year reportable under Reg. S-B, 402(c) or (d).

  Termination of Employment and Change of Control Arrangements:

  None.

  Stock purchase options: (Note all of these options are subject to the 1 for 3 reverse split effectuated in 2004. This would reduce the options by a factor of 3 and increase the exercise price by a factor of 3.)

     On November 12, 1999 the Company granted options to purchase shares at $1.30 per share to entities/persons who contributed to the Company in 1999, which are unexpired, as follows:

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

       Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16 forms they file. Disclosure is not contained herein regarding Section 16 filings.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Section 13(d) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires persons who own more than 5% of a registered class of the its equity securities, to file Schedules of ownership and changes in ownership of Company equity securities with the Securities and Exchange Commission.

   (a) Beneficial owners of five percent (5%) or greater, of Company common stock: The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 15,826,670 shares outstanding at December 31, 2004, and in the event of exercise of all options for our stock.


Title of        Name and Address                           Amount of                 Percent of          If
Class           of Beneficial Owner                        Beneficial Interest       Class               options
                                                                                                         exercised*
-------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           Ste. 900-789 West Pender St.               1,250,000                 7.9%                7.6%
                Vancouver, BC V6C 1H2                      (2)(9)
Common          Richco Investors, Inc.                     1,137,999                 7.2%                6.9%
Stock           Ste. 830-789 West Pender St.               (1)(3)(4)(7)
                Vancouver, BC V6C 1H2
Common          Ernest Cheung                              1,446,333                 9.1%                8.8%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(7)(9)
                Vancouver, BC V6C 1H2
Common          Maurice Tsakok                             1,225,333                 7.7%                7.4%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)
                Vancouver, BC V6C 1H2
Common          QuickNet Partners                          2,040,000                 12.9%               12.4%
                #1859 New Century Office Tower
                Beijing China

Includes options exercisable within 30 days.


   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and
Officers as a group, at December 31, 2004, and in the event of exercise of all options for our stock held by such listed holders and their affiliates or bene-
ficial owners.
****
Title of        Name and Address                            Amount of                 Percent of     All
Class           of Beneficial Owner                         Beneficial Interest       Class          warrants
                                                                                                     exercised**
---------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du (Director)                     1,250,000                 7.9%           7.6%
Stock           Ste. 900-789 West Pender St.                (2)(8)
                Vancouver, B.C.  V6C 1H2
Common          Ernest Cheung                               1,446,333                 9.1%           7.3%
Stock           (Secretary & Director)                      (1)(3)(4)(5)(6)(8)
                (Including Richco Investors)
Common          Maurice Tsakok                              1,225,333                 7.7%           6.2%
Stock           (Including Richco Investors)                (1)(3)(4)(5)(6)(8)

Total for officers and directors as a group                 2,696,333                 16.4           13.3

   (1) Richco Investors, Inc., owns 1,137,999 shares after the reverse split. Messrs. Cheung and Tsakok are officers, directors and beneficial owners of Richco Investors Inc. For purposes of this table, the shares owned by Richco are deemed owned by Mr.Cheung and Mr. Tsakok, beneficially and individually. Mr. Cheung received 165,000 options in 2004.

   (2) As an officer Ms. Du received 330,000 options in 2004.

   (3) Ernest Cheung has 16,667 options (after the reverse split) to purchase shares at $3.90 and 165,000 options at $.30.

   (4) Maurice Tsakok has 87,333 options after the reverse split to purchase shares at $3.90.

   (5) Ernest Cheung is President of Development Fund II of Nova Scotia, Inc. which owns 63,333 common shares after the reverse split.

   (6) Includes all shares of Richco Investors, Inc., Ernest Cheung, Maurice Tsakok, and Development Fund II of Nova Scotia since there is common control.

   (7) Assumes exercise of all warrants and options within 60 days pursuant to Rule 13(d)3(d)(i).

   (8) QuickNet Partners owns 2,040,000 common shares after the reverse split for the acquisition.

   (9) XiaoQing Du owns 330,000 post reverse split options at the exercise price of $0.30; Ernest Cheung owns 165,000 post reverse split options at the exercise price of $0.30.

   *If all warrants for units are exercised. **If all warrants and options for shares are exercised.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options: In 2004, the Company's directors were granted 495,000 options to purchase shares at $0.30. All of the options are outstanding as of December 31, 2004. Angela Due received 330,000 options and Ernest Cheumg received 165,000 options.

ITEM 13. EXHIBITS

3.6 Articles of Amendment Incorporated by Reference as previously filed in an 8-K dated June 25, 2005
10.11 Share Purchase Agreement (Incorporated by reference)
        Previously filed 8K 12/24/01
10.1 Investment Banking Agreement (Incorporated by reference)
        Previously filed 8K 11/28/01
10.1 Share Exchange Agreement (Incorporated by reference)
        Previously filed 8K 10/03/01
3.2 Amended Bylaws (Incorporated by reference)
        Previously filed 8K 8/15/01
10.1 Letter of Intent (Incorporated by reference)
        Previously filed 8K 8/03/01
10.1 Assets Transfer Agreement (Incorporated by reference)
        Previously filed 8K 7/12/01
31.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        General. Clancy & Co., PLLC. ("C&C") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services is compatible with maintaining C&C's independence.

         Audit Fees. C&C billed the Company for the following professional services: audit of the annual financial statement of the Company for the fiscal year ended December 31, 2002 and quarterly review $31,230. C&C billed the Company $23,053 for the 2004 audit and 2004 quarterly reviews.

        There were no audit related fees in 2003 or 2004. There were no tax fees in 2003 or 2004.

         The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2003 and 2002.

         All audit work was performed by the auditors' full time employees.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  April 13, 2005
                                             CHINA MOBILITY SOLUTIONS, INC.

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

                         President, Director and            April 13, 2005
/s/ Xiao-qing Du         Principal Accounting Officer
------------------
Xiao-qing Du

                         Secretary, Director and            April 13, 2005
/s/ Ernest Cheung        Principal Financial Officer
-----------------
Ernest Cheung


                                                     MOEN AND COMPANY
                                                  CHARTERED ACCOUNTANTS
Member:                                                                                     Securities Commission Building
Canadian Institute of Chartered Accountants                                                   PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia                                Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
                                                                                               Vancouver, British Columbia
Registered with:                                                                                            Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)                                                     Telephone:  (604) 662-8899
Canada  - British Columbia Public Practice Licence                                                    Fax:  (604) 662-8809
                                                                                                  Email:  moenca@telus.net
------------------------------------------------------------------------ --------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Directors of
China Mobility Solutions, Inc.

We have audited the accompanying consolidated balance sheet of China Mobility Solutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, retained earnings, cash flows and changes in stockholders' equity for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of China Mobility Solutions, Inc. as of December 31, 2003 were audited by other auditors whose report, dated April 23, 2004, expressed an unqualified opinion on those statements, except for an additional paragraph concerning going concern disclosure.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Mobility Solutions, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

                                                           /s/ Moen and Company
                                                              "Moen and Company"
Vancouver, British Columbia, Canada
                                                           Chartered Accountants
April 6, 2005


                          CHINA MOBILITY SOLUTIONS, INC.
                             (formerly China Mobility Solutions, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 2004 AND 2003
                             Stated in U.S. dollars

                                                                                            2004                  2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          (Audited)            (Audited)
ASSETS

Current Assets
  Cash and Cash Equivalents                                                         $         5,380,622   $        3,303,591
  Accounts receivable, net of allowance of $nil (2003: $58,678)                                  34,560                1,107
  Prepaid Expenses and Other Current Assets                                                      33,070               31,246
  Amount due from related parties                                                                18,322                    -
  Assets to be disposed of                                                                            -            2,533,838

-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          5,466,574            5,869,782

Investment (Note 4)                                                                                   1              253,524
Property and Equipment, Net (Note 5)                                                              6,549                9,870
Goodwill                                                                                        973,906              187,436

-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $         6,447,030   $        6,320,612
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities                                    $           340,824   $          141,542
  Deferred Revenue                                                                            2,111,698               28,354
  Liabilities to be disposed of                                                                       -            3,284,355
  Security deposit from Sino-i.com Ltd.                                                               -            2,416,200
-----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     2,452,522            5,870,451
-----------------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                                32,791               38,147
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000 common shares
    Issued and Outstanding : 15,826,670 common shares (2003: 13,786,670)
      Par Value                                                                                  15,827               13,787
      Additional Paid In Capital                                                              8,770,378            8,221,618
  Accumulated Deficit                                                                        (4,640,956)          (7,659,628)
  Accumulated Other Comprehensive Loss                                                         (183,532)            (163,763)

-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    3,961,717              412,014
-----------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $         6,447,030   $        6,320,612
=============================================================================================================================

   (The accompanying notes are an integral part of these financial statements)


                         CHINA MOBILITY SOLUTIONS, INC.
                            (formerly China Mobility Solutions, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             Stated in U.S. dollars

                                                                       2004               2003
----------------------------------------------------------------------------------------------------
                                                                     (Audited)         (Audited)
Revenue
  Mobile marketing services                                    $        1,871,960  $              -
  Tuition fee                                                             298,806           280,723
----------------------------------------------------------------------------------------------------
Total Revenue                                                           2,170,766           280,723
----------------------------------------------------------------------------------------------------
Cost of revenue
  Mobile marketing services                                               412,222                 -
  Tuition fees                                                             61,013           134,340
----------------------------------------------------------------------------------------------------
                                                                          473,235           134,340
----------------------------------------------------------------------------------------------------

Gross profit                                                            1,697,531           146,383
----------------------------------------------------------------------------------------------------

Expenses
  Advertising and promotion                                               541,142            16,048
  Consulting and professional                                             116,784           118,052
  Depreciation                                                              2,071             7,394
  Foreign exchange loss (gain)                                            (24,029)          (14,032)
  General and administrative                                              110,116            58,219
  Rent                                                                    296,920            68,966
  Salaries, wages and sub-contract                                        724,493            82,446
  Impairment on marketable securities                                     172,250                 -
----------------------------------------------------------------------------------------------------
Total Expenses                                                          1,939,747           337,093
----------------------------------------------------------------------------------------------------

Operating Loss                                                           (242,216)         (190,710)

Other Income and Expenses
   Interest income                                                         82,602            15,066
   Other income                                                            10,272             7,678
   Equity loss in undistributed earnings of investee company              (81,273)          (66,076)
----------------------------------------------------------------------------------------------------
                                                                           11,601           (43,332)
----------------------------------------------------------------------------------------------------
Loss before minority interest and
   discontinued operations                                               (230,615)         (234,042)

Minority interest                                                         (28,157)           26,046

----------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                          (258,772)         (207,996)
----------------------------------------------------------------------------------------------------

Discontinued operations
  Loss from Assets held for sale                                                -          (322,987)
  Gain on disposal of ISP operations                                            -           206,653
  Gain on disposal of internet-related operations (Note 6)              3,319,098                 -
  Loss on disposal of business press operations (Note 7)                  (41,292)                -
  Income (loss) from discontinued operations (Note 7)                        (362)           10,053
----------------------------------------------------------------------------------------------------
                                                                        3,277,444          (106,281)

Net Income (Loss) Available to Common Stockholders                    $ 3,018,672        $ (314,277)
====================================================================================================

Earnings (loss) per share attributable to common stockholders:
  Earnings (loss) from continuing operations                    $           (0.02) $          (0.01)
  Earnings (loss) from discontinued operations                               0.22             (0.01)
----------------------------------------------------------------------------------------------------
  Total basic and diluted                                       $            0.20  $          (0.02)
====================================================================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                    14,856,834        13,786,670
====================================================================================================

  (The accompanying notes are an integral part of these financial statements)


                                 CHINA MOBILITY SOLUTIONS, INC.
                                    (formerly China Mobility Solutions, Inc.)
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                     Stated in U.S. dollars

                                                                 Capital Stock                            Accumulated
                                                                  Additional                                 Other
                                         Common                    Paid In                   Accumulated  Comprehensive
                                         Shares      Par Value     Capital        Total        Deficit        Loss        Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2002               41,360,010     $ 41,360   $8,194,045    $8,235,405  $ (7,345,351)  $ (148,659)   $ 741,395

Net loss for year ended December
  31, 2003                                                                                       (314,277)                 (314,277)

Foreign Currency Translation
  Adjustments                                                                                                  (15,104)     (15,104)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003               41,360,010     $ 41,360   $8,194,045    $8,235,405   $(7,659,628)  $ (163,763)   $ 412,014

Issuance of common stock for
 acquisition of Quicknet on June
 23, 2004                                 6,120,000        6,120      544,680       550,800                                 550,800

Reverse stock split 3:1 on June
 24, 2004                               (31,653,340)     (31,653)      31,653             -                                       -

Net income for year ended December
 31, 2004                                                                                      3,018,672                 3,018,672

Foreign Currency Translation Adjustments                                                                       (19,769)     (19,769)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004               15,826,670     $ 15,827   $8,770,378    $8,786,205  $ (4,640,956)  $ (183,532) $ 3,961,717
====================================================================================================================================


  (The accompanying notes are an integral part of these financial statements)


                         CHINA MOBILITY SOLUTIONS, INC.
                            (formerly China Mobility Solutions, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                             Stated in U.S. dollars

                                                                          2004              2003
------------------------------------------------------------------------------------------------------
                                                                        (Audited)        (Audited)


Cash flows from operating activities
  Net income (loss)                                                     $ 3,018,672        $ (314,277)
  Less: loss from assets held for sale                                            -           322,987
  Less: loss from discontinued operations                                       362           (10,053)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                             2,071             7,394
    Foreign Currency Translation adjustments                                (19,769)          (15,104)
    Minority interest                                                        28,157           (26,046)
    Impairment on marketable securities                                     172,250                 -
    Gain on disposal of ISP operations                                            -          (206,653)
    Gain on disposal of internet-related operations                      (3,319,098)                -
    Loss on disposal of business press operations                            41,292                 -
    Equity loss of The Link Group, Inc.                                      81,273            66,076

    Changes in assets and liabilities
      (Increase) Decrease in accounts receivable                             57,107            (1,107)
      (Increase) Decrease in prepaid expenses and other current assets        9,174            (8,824)
      Increase in amount due from related parties                           (18,322)                -
      Increase (Decrease) in accounts payable                               (75,848)           32,498
      Increase (Decrease) in deferred revenue                               468,649            (9,371)
      Increase in security deposits                                               -         2,416,200
------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                 445,970         2,253,720
------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Purchases of property and equipment                                             -           (10,661)
  Reduction in investment                                                         -             1,266
  Cash acquired from acquisition of Quicknet                              1,477,355                 -
------------------------------------------------------------------------------------------------------
  Net cash flows provided by (used in) investing activities               1,477,355            (9,395)
------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                         694                 -

Net cash provided by continuing operations                                1,924,019         2,244,325
Net cash provided by assets held for sale                                   152,381            98,751
Net cash provided by discontinued operations                                    631             3,382
------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                     2,077,031         2,346,458

Cash and cash equivalents - beginning of year                             3,303,591           957,133

------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of year                                  $5,380,622       $ 3,303,591
======================================================================================================

Supplemental Information :
Cash paid for :
    Interest                                                                   $ 69           $ 6,565
    Income taxes                                                                  -            10,978

Non-cash investment :
Issuance of 6,120,000 common shares for the acquisition of Quicknet       $ 550,800               $ -


  (The accompanying notes are an integral part of these financial statements)

                         CHINA MOBILITY SOLUTIONS, INC.
                            (formerly China Mobility Solutions, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

China Mobility Solutions, Inc. ("the Company"), previously known as Xin Net Corp., was incorporated under the laws of the State of Florida on September 12, 1996, with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company's principal business activities include providing mobile/wireless communication; in particular, Short Message Services ("SMS") and education and training courses for foreign students.

Prior to June 2003, the Company provided internet-related services, including domain name registration, web-hosting and other value-added services, such as e-commerce and advertising in several major cities in the Peoples Republic of China ("PRC"). Due to the lack of funding and high competition in the market, the Company signed an agreement to sell its internet-related services in the PRC (see Note 6 for details).

Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries as outlined in Note 2. All significant inter-company transactions and balances have been eliminated on consolidation.

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

Concentration of credit risk - The Company maintains Renminbi cash balances in banks of the People's Republic of China and U.S. Dollar cash balances in Canadian and Hong Kong banks, that are not insured. Revenues were derived in geographic locations outside the United States. The ELSA program of Windsor accounts for 53% of the total tuition fees and 7.3% of the total revenue of the Company. The SMS of Quicknet accounts for 86.2% of the total revenue of the Company.

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

Goodwill - Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets (tangible and intangible) acquired. Goodwill acquired has to be evaluated for impairment at the beginning of year 2002 and on an annual basis going forward according to Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The standard requires a two-step process to be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires a hypothetical purchase price allocation analysis to be done to reflect a current book value of goodwill. The current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded. Annually, the goodwill is tested for impairment in the fourth quarter.

Long-lived assets - The Company records impairment losses on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Revenue recognition - The Company's revenues for 2004 consisted of revenues from SMS, education and training services. In accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from SMS, education and training is recognized as the services are performed. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."

The Company's revenues for 2003, which are included in discontinued operations, consisted of revenues from commercial printing. Revenues derived from commercial printing are recognized when the job has been completed and is delivered to the customer.

Cost recognition - Cost of service includes direct costs to produce products and provide services.

Deferred revenue and deferred cost - Deferred revenue for 2004 consists primarily of SMS, education and training revenue received prior to the services being performed.

Deferred revenue for 2003, which is included as a component of "Liabilities to be disposed of" consists of prepaid domain name registration fees. End users receive certain elements of the Company's revenues over a period of time. As a result, the Company's revenue recognized represents the fair value of these elements over the product's life cycle. Deferred cost for 2003, which is included as a component of "Assets to be disposed of" consists of amounts paid to various registrars for domain name registration fees and are deferred on the same basis as revenue.

Capitalized software costs - The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company's software has completed system testing and has been determined viable for its intended use. Accordingly, the Company did not capitalize any development costs during the period. Total costs expensed during the periods presented were approximately $55,577 for 2004 and $250,000 for 2003.

Advertising costs - Advertising costs are expensed as incurred. Total advertising costs charged to operations amounted to $538,949 for 2004 and $16,822 for 2003. Total advertising costs included in discontinued operations amounted to $2,193 for 2004 and $155,075 for 2003.

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

Foreign currency translations - The assets and liabilities of the Company's foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting foreign currency translation adjustments are reflected as a separate component of stockholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

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

Had compensation expense for the Company's stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company's pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:


                                                           2004               2003
Net income (loss)
  As reported                                           $3,018,672         $ (314,277)
  Stock-based employee compensation cost, net tax        (267,300)           (122,758)
                                                        ----------         -----------
  Pro-forma                                             $2,751,372         $ (437,035)
                                                        ==========         ===========

Los per share
  As reported                                           $ 0.20             $ (0.02)
                                                        ======             ========
  Pro-forma                                             $ 0.19             $ (0.03)
                                                        ======             ========

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

Risk free interest rate                 3.65%
Expected life of options in years       1 to 3 years
Expected volatility                     184%
Dividend per share                      $0.00

Comprehensive income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company includes items of other comprehensive loss by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive loss separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its statement of stockholders' equity.

Capital structure - The Company discloses its capital structure in accordance with SFAS No. 129, "Disclosure of Information about Capital Structure," which established standards for disclosing information about an entity's capital structure.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 12)

Fair value of financial instruments - For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses, amount due from related parties, accounts payable and accrued liabilities, and deferred revenue, the carrying amounts approximate fair value due to their short maturities.

Reclassification of Prior Period - Certain prior period amounts have been reclassified to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders' equity.

Recent Accounting Pronouncements - The Financial Accounting Standards issued the following pronouncements during 2004, none of which are expected to have a significant affect on the financial statements:

In March 2004, the EITF reached final consensus on EITF 03-6 which provides additional guidance to determine whether a security is a participating security and therefore subject to the two-class method under SFAS 128. The guidance in EITF 03-6 clarifies the notion of what constitutes a participating security, and is effective for fiscal periods (interim or annual) beginning after March 31, 2004. EITF 03-06 provides guidance in applying the two-class method of calculating earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in any dividends declared and earnings of the company. The opinion defines what constitutes a participating security and how to apply the two-class method of calculating earnings per share to those securities. In addition, the consensus in EITF 03-6 nullifies the guidance in EITF Topic No. D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share", and requires the use of the two-class method to compute basic EPS by companies with participating convertible securities. The adoption did not have an impact on our calculation of earnings per share.

In April 2004, the EITF reached consensus on EITF Issue No. 03-6, "Participating Securities and the Two Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in the dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive restatement of prior earning per share amounts. This statement does not affect the Company.

In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF Issue No. 02-14 are effective for the reporting period beginning after September 15, 2004. The Company is in the process of determining the effect, if any, of the adoption of EITF Issue No. 02-14 will have on the Company's financial position, results of operations, or cash flows.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not believe the adoption of SFAS No. 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." SFAS 123R is effective for interim reporting period that begins after June 15, 2005. The Company is in the process of determining the effect of the adoption of SFAS 123R will have on its financial position, results of operations, or cash flows.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67," which discusses the accounting and reporting of real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, and restatement of previously issued financial statements is not permitted. This statement does not affect the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and provided an exception to the basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance--that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, applied prospectively. This statement does not affect the Company.


NOTE 2 - SUBSIDIARIES

The Company's wholly-owned subsidiaries are as follows:

        (1) Infornet Investment Limited (a Hong Kong corporation) ("Infornet HK") is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. This subsidiary was originally incorporated as Micro Express Limited and was acquired at no cost. The name was changed to Infornet Investment Limited on July 18, 1997.
        (2) Infornet Investment Corp., (a Canadian corporation) ("Infornet Canada") is engaged in a similar line of business as that of the Company. The Company issued 5,000,000 shares of common stock to acquire this subsidiary for a total value of $65, representing organizational costs and filing fees.
        (3) Xinbiz (HK) Limited (a Hong Kong corporation) ("Xinbiz Ltd.") and Xinbiz Corp. (a British Virgin Islands corporation) ("Xinbiz Corp."). Both subsidiaries were inactive during 2004 and 2003.
        (4) Windsor Education Academy Inc., (a Canadian Corporation) ("Windsor") is engaged in providing English as a secondary language ("ESL") training program to foreign students.
        (5) Beijing Quicknet Telecommunication Corporation (a People's Republic of China ("PRC") corporation) ("Quicknet"). Quicknet is engaged in the development of software for mobile/wireless communication, in particular, that for Short Message Services ("SMS") (See Note 3).


NOTE 3 - ACQUISITION OF QUICKNET

On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of a short message system ("SMS") provider, Beijing Quicknet Telecommunication Corp. Ltd. ("Quicknet"), located in Beijing, China, through the issuance 6,120,000 at a deemed price of $0.50 per share (2,040,000 post-reverse split at a market price of $0.27 per share for a total of $550,800) shares of common stock of the Company. Due to the restrictions on foreign ownership of telecommunication companies in China, 2% of the equity interest of Quicknet is held by the management of Quicknet with Chinese citizenship and this 2% interest will be transferred back to the Company when the China government removes the restrictions. The Company has gained 51% control of QuickNet through a voting arrangement. The Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire this remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company can pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.

Quicknet's financial information is incorporated into the consolidation of the Company effective June 30, 2004, as the transactions that occurred between the period from June 23, 2004 to June 30, 2004 were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments                         $ 1,477,355
Accounts receivables                                         90,560
Prepaid expenses                                             10,998
Fixed assets, net                                           846,782
Goodwill                                                   (275,130)
Accounts payables and accrued liabilities                (1,614,695)
Fair value of consideration - 2,040,000                 ------------
  common shares @ $0.27 per share                       $   550,800
                                                        ============

The following pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:
[OBJECT OMITTED]
NOTE 4 - INVESTMENT IN THE LINK GROUP, INC. ("LINK")

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

On February 18, 2002, the shareholders of Link approved the reverse split of the issued and outstanding common shares of Link at the ratio of one for four, thereby making the Company's total Link shares held equal to 15,370,675 shares, representing 28.8% of the total issued and outstanding shares of Link. On October 14, 2002, Link cancelled 8,300,000 outstanding common shares as part of the consideration of the disposition of its subsidiary company and thereafter the Company's holding in Link correspondingly increases to 34.1%. On March 28, 2003, Link issued 3,000,000 common shares and cancelled 14,000,000 common shares and thereafter the Company's holding in Link correspondingly changed to 24.8%. On August 5, 2003, Link cancelled 22,200,000 shares pursuant to a repurchase agreement and thereafter the Company's holding in Link correspondingly increased to 38.6%. On October 17, 2003, Link issued 36,000,000 shares for the acquisition of New Unicorn Holdings Ltd. and thereafter the Company's holding in Link correspondingly decreased to 20.26%.

The Company accounts for its investment in Link on the equity basis, which is carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. As of December 31, 2004, the investee company's financial statements were not sufficiently timely for the Company to apply the equity method currently and Link's shares were ceased trading over nine months. Therefore, the Management of the Company recorded an impairment of $172,250 on these shares and left a nominal value of $1 for this investment to Link.

                                                   2004            2003
Original cost of 15,370,675 shares of
  The Link Group, Inc.                          $ 800,300       $ 800,300
Equity in undistributed earnings of             ----------      ----------
  investee company                               (628,049)       (628,049)
Investment - at equity                            172,251       $ 172,251
                                                ----------      ==========
Impairment on marketable securities             $       1
                                                ==========

NOTE 5 - PROPERTY AND EQUIPMENT

                                                December 31,
                                        ----------------------------
                                        2004                    2003

Equipment                             $ 24,832                $ 24,832
Library                                  9,554                   9,554
Furniture                                9,975                   9,975
                                      ---------               ---------
Total                                 $ 44,361                $ 44,361
Less:  Accumlated depreciation         (37,812)                (34,491)
                                      ---------               ---------
Net book value                        $  6,549                $  9,870
                                      =========               =========

Depreciation charged to continuing operations amounted to $2,071 for 2004 and $7,394 for 2003. Depreciation included in discontinued operations amounted to $397 for 2003 and $746 for 2003.


NOTE 6 - DISCONTINUED OPERATIONS - INTERNET-RELATED SERVICES

On February 26, 2003, the Company entered into an agreement to sell the internet-related services provided in China to a subsidiary company of Sino-i.com Ltd., the latter a company listed on the Hong Kong Stock Exchange, for total consideration of RMB 20 million (approximately US$2,415,800). The transaction is subject to shareholders approval. Pursuant to Florida law, the Company was required to obtain shareholder approval for the sale of all or substantially all of the assets for a Florida corporation. However, if the assets do not represent all or substantially all of the business, the Board of directors can approve it without shareholder approval, which it did by written consent. Because there has been no operations or cash flows consolidated in the financial statements since 2001, the Company has eliminated this component from its ongoing operations and it does not have any significant continuing involvement in the operations of the component.

The gain on disposal of the internet-related business, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds                                  $ 2,415,800
Less:  Current assets                            (1,992,665)
       Capital asets                               (442,820)
       Current liabilities                        3,338,783
                                                ------------
Gain on disposal of internet-related business   $ 3,319,098
                                                ============

The results of the discontinued internet-related services for year 2004 and 2003 are as follows:

                                                2004                2003

Revenue                                         $   -           $ 2,372,554
Operating costs                                     -            (2,695,541)
                                                ------          ------------
Net profit (loss)                               $   -           $  (322,987)
                                                ======          ============


NOTE 7 - DISPOSAL OF DAWA BUSINESS GROUP INC. ("DAWA")

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
                                =========

The result of Dawa operations for the six months ended June 30, 2004 and the pro forma results of operations for the six months ended June 30, 2003, which are shown for comparison purposes assuming the Company acquired Dawa as of January 1, 2003, are as follows:

                                   2004            2003

Revenue                         $ 213,205       $ 149,338
Operating costs                  (213,567)       (145,149)
                                ----------      ----------
Net profit (loss)               $    (362)      $   3,189
                                ==========      ==========

NOTE 8 - INCOME TAXES

There are no current or deferred tax expenses for the years ended December 31, 2004 and 2003, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

                                   2004            2003

Deferred tax assets             $ 512,349       $ 424,366
Valuation allowance             $(512,349)       (424,366)
                                ----------      ----------
Net deferred tax assets         $       -       $       -

The net change in the valuation allowance are principally the result of net operating loss carryforwards. The Company has available net operating loss carryforwards of approximately $1,506,909 for tax purposes to offset future taxable income, which expire through 2024. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.
A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended December 31, 2004 and 2003 is as follows:

                                                2004            2003

Statutory federal income tax rate               -34.0%          -34.0%
Valuation allowance                              34.0%           34.0%
                                                ------          ------
Effective income tax rate                         0.0%            0.0%
                                                ======          ======

NOTE 9 - SEGMENTS AND GEOGRAPHIC DATA

The Company's reportable segments are geographic areas and two operating segments, the latter comprised of mobile communication and ESL education. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.


A. By geographic areas                                    China         Canada          Other           Total

For the year ended December 31, 2004
------------------------------------

Revenue from continuing operations                      $ 1,871,960     $298,806        $       -       $2,170,766
Operating profit (loss)                                      55,906      (22,060)        (276,062)        (242,216)
Total assets                                              6,362,416       75,925            8,689        6,447,030
Depreciation                                                      -        1,906              165            2,071
Interest income                                              82,588           14                -           82,602
Gain from discontinued operations                         3,277,444            -                -        3,277,444
Equity loss in undistributed earnings of
  investee company                                                -            -          (81,273)         (81,273)
Investment in equity method investee                              -            -                1                1

For the year ended December 31, 2003
------------------------------------

Revenue from continuing operations                      $ 1,871,960     $298,806        $       -       $2,170,766
Operating profit (loss)                                      55,906      (22,060)        (276,062)        (242,216)
Total assets                                              6,362,416       75,925            8,689        6,447,030
Depreciation                                                      -        1,906              165            2,071
Interest income                                              82,588           14                -           82,602
Loss from discontinued operations                         3,277,444            -                -        3,277,444
Equity loss in undistributed earnings of
  investee company                                                -            -          (81,273)         (81,273)
Investment in equity method investee                              -            -                1                1

B. By operating segments                        Mobile          ESL
                                              communications    education       Other           Total
For the year ended December 31, 2004
------------------------------------
Revenue from external customers                 $ 1,871,960     $ 298,806       $       -       $ 2,170,766
Intersegment revenue                                      -             -               -                 -
Interest revenue                                     82,588            14               -            82,602
Interest expense                                          -             -              69                69
Depreciation                                              -         1,710             361             2,071
Segment operation profit (loss)                      57,964       (11,230)       (288,950)         (242,216)
Segment assets                                    6,351,943        73,823          21,264         6,447,030
For the year ended December 31, 2003
------------------------------------
Revenue from external customers                 $         -     $ 280,723       $       -       $   280,723
Intersegment revenue                                      -             -               -                 -
Interest revenue                                          -            12          15,054            15,066
Interest expense                                          -             -           6,565             6,565
Depreciation                                              -         6,451             943             7,394
Segment operation profit (loss)                           -       (63,208)       (127,502)         (190,710)
Segment assets                                            -        46,439       6,274,173         6,320,612

NOTE 10 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

On June 24, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

Stock Options

The Company granted 2,136,000 incentive stock options on November 12, 1999 to certain directors, officers, employees and consultants of the Company who contributed services to the Company. These stock options were expired on November 12, 2004. On July 23, 2004, the Company granted incentive stock options for 1,155,000 shares at a price of $0.30 per share exercisable up to August 1, 2007, to five directors. All the options were vested immediately. (See Note 12)

Options outstanding at December 31, 2004 were 1,155,000 with option price of $0.30. No options were canceled, forfeited, or exercised during 2004. 2,136,000 stock options with an exercise price of $1.30 were expired during the year. The weighted average exercise price of the options outstanding and exercisable is $0.30 and the weighted average remaining contractual life is 2.6 years.

Warrants

On April 1, 2003, the Company extended its outstanding 5,884,990 (1,961,663 post-reverse split) Series "A" Share Purchase Warrants as follows:

        (i) the exercise price of the Series "A" Share Purchase Warrants is adjusted to $0.50 ($1.50 post-reverse split) each and their term is extended to March 31, 2005: (Subsequently expired)
       (ii) upon exercise of one Series "A" Share Purchase Warrants at $0.50 ($1.50 post-reverse split), the holder will receive one common share of the company and one Series "B" Share Purchase Warrant; and
      (iii) the exercise price of the Series "B" Share Purchase Warrants is adjusted to $0.75 ($2.25 post-reverse split) each and their term is extended to March 31, 2006;
       (iv) upon exercise of one Series "B" Share Purchase Warrant at $0.75 ($2.25 post-reverse split), the holder will receive one common share of the Company.

As of December 31, 2004, there were 5,884,990 and 10 Series "A" and Series "B" warrants outstanding respectively.

NOTE 11 - COMMITMENTS

Operating leases - The Company leases office space under various operating leases expiring through May 2005. Total rent expense charged to operations during 2004 and 2003 was $155,734 and $74,196, respectively. Future minimum rental commitments are (approximately) as follows: (2005: $123,624)


NOTE 12 - RELATED PARTY TRANSACTIONS

Options - The Company's five directors were granted 1,155,000 options to purchase shares at $0.30. All of the options are outstanding as of December 31, 2004.

Warrants - Richco Investors Inc. has 1,085,000 "A" warrants to purchase shares of common stock and has 1,085,000 "B" warrants to purchase shares of common stock. The Company's former President has 80,000 "A" warrants to purchase shares of common stock and has 80,000 "B" warrants to purchase shares of common stock. Another entity controlled by one of the directors of this Company has 190,000 "A" warrants and 190,000 "B" warrants. All of the warrants are outstanding as of December 31, 2004, and subsequently expired (see Note 10).