Form 10KSB/A
period 2004-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-05-05
CIK 1082603

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

                                TABLE OF CONTENTS

                                     PART I

                                                                        PAGE NO.

Item 1. Description of Business                                               4

Item 2. Description of Properties                                            11

Item 3. Legal Proceedings                                                    11

Item 4. Submission of Matters to a Vote of Security Holders                  12

                                     PART II

Item 5. Market for Common Stock and Related Stockholder Matters              12

Item 6. Management's Discussion and Analysis or Plan of Operation            13

Item 7. Financial Statements                                                 18

Item 8. Changes in and Disagreements with Accountants on Accounting and      18
        Financial Disclosure

Item 8A. Controls and procedures                                             19

Item 8B. Other Information                                                   19

                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons;       19
Compliance with Section 16(a) of the Exchange Act

Item 10. Executive Compensation                                              22

Item 11. Security Ownership of Certain Beneficial Owners and Management and 24 Related Stockholder Matters

Item 12. Certain Relationships and Related Transactions                      26

Item 13. Exhibits                                                            27

Item 14. Principal Accountant Fees and Services                              27

Signature Page                                                               28

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

     The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) See Company 2003 Financial Statement, Note 6.

     The Company, through Infornet (Hong Kong) is the holder of 49% of Beijing Quicknet.

BUSINESS SEGMENTS

        During the year, the Company had revenues in two segments:

        Mobile marketing services       $1,871,960
        Tuition fees                       298,806

        The cost of revenue in each segment was:

        Mobile marketing services       $  412,222
        Tuition fees                        61,013

        The gross profit from each of the business segments was:

        Mobile marketing services       $1,459,738
        Tuition fees                       237,793
                                        ----------
        Total                           $1,697,531
                                        ==========
                                       10

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

     On November 12, 1999 the Company granted options to purchase shares at $1.30 per share to entities/persons who contributed to the Company in 1999, which are unexpired, as follows:

   (a) 262,000 options to Gemsco Management Ltd., beneficially Maurice Tsakok, for designing and implementing the Company's corporate website, advising on technological matters, researching the technology sector and for services as a director;
   (b) 262,000 options to Farmind Link Corp. for their role as advisor on strategic issues, technology market trends, and financial and capital market issues;
   (c) 262,000 options to Sinhoy Management Ltd., beneficially Marc Hung, for their contributions to the general management of our company, investor relations, technological matters and for services as a director;
   (d) 212,000 options to Lancaster Pacific Investment, Ltd. for their contributions in the areas of regulatory matters, Chinese market conditions and strategies aimed at penetrating that market;
   (e) 50,000 options to Ernest Cheung for services rendered as secretary and director; and
   (f) 20,000 options to Yonderiche International Consultants Ltd. for services rendered in matters regarding Chinese government policies and regulations.

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


Title of        Name and Address                           Amount of                 Percent of          If
Class           of Beneficial Owner                        Beneficial Interest       Class               options
                                                                                                         exercised*
-------------------------------------------------------------------------------------------------------------------
Common          Xiao-qing Du
Stock           Ste. 900-789 West Pender St.               1,250,000                 7.9%                7.6%
                Vancouver, BC V6C 1H2                      (2)(9)
Common          Richco Investors, Inc.                     1,137,999                 7.2%                6.9%
Stock           Ste. 830-789 West Pender St.               (1)(3)(4)(7)
                Vancouver, BC V6C 1H2
Common          Ernest Cheung                              1,446,333                 9.1%                8.8%
Stock           Ste. 830-789 West Pender St.               (1)(3)(6)(7)(9)
                Vancouver, BC V6C 1H2
Common          Maurice Tsakok                             1,225,333                 7.7%                7.4%
Stock           Ste. 830-789 West Pender St.               (1)(3)(5)
                Vancouver, BC V6C 1H2
Common          QuickNet Partners                          2,040,000                 12.9%               12.4%
Stock           #1859 New Century Office Tower
                Beijing China
Common          Zeth Zhang                                 1,333,333                  8.4%                8.1%
Stock           14-F Hutchison House
                10 Harcourt Road, Hong Kong
Common          Grace Ding                                 1,333,333                  8.4%                8.1%
Stock           14-143 Dahongmen Street
                Fengtai District, Beijing, China
Common          Jerry Wang                                 1,400,000                  8.8%                8.5%
Stock           17-2-101 New Zhongxili
                East District, Beijing, China
Common          Susan Wen                                  1,528,000                  9.7%                9.3%
Stock           502-16 No. 3 Street
                Zhongguancun, Haidian District
                Beijing, China


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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options: In 2004, the Company's directors were granted 495,000 options to purchase shares at $0.30. All of the options are outstanding as of December 31, 2004. Angela Due received 330,000 options and Ernest Cheung received 165,000 options.

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

DATE:  May 4, 2005
                                             CHINA MOBILITY SOLUTIONS, INC.

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

                         President, Director and            May 4, 2005
/s/ Xiao-qing Du         Principal Accounting Officer
------------------
Xiao-qing Du

                         Secretary, Director and            May 4, 2005
/s/ Ernest Cheung        Principal Financial Officer
-----------------
Ernest Cheung


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
====================================================================================================

  (The accompanying notes are an integral part of these financial statements)
                                      F-3


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
                                       F-8

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

                                                   2004            2003
Original cost of 15,370,675 shares of
  The Link Group, Inc.                          $ 800,300       $ 800,300
Equity in undistributed earnings of             ----------      ----------
  investee company                               (628,049)       (628,049)
Investment - at equity                            172,251       $ 172,251
                                                ----------      ==========
Impairment on marketable securities             $       1
                                                ==========
                                      F-12

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
                                      F-13

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