Form 10QSB
period 2005-03-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-05-12
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: March 31, 2005

                         Commission file number 0-26559

                               CIK No. 0001082603

                         CHINA MOBILITY SOLUTIONS, INC.
                         ------------------------------
             (Exact name of registrant as specified in this charter)


                                  XIN NET CORP.
                                  -------------
                          (Former name of Registrant)

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

As of March 31, 2005, there were 15,826,670 shares of $0.001 par value common stock outstanding.

                         CHINA MOBILITY SOLUTIONS, INC.
                            (FORMERLY XIN NET CORP.)
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                 March 31, 2005


                       PART I. FINANCIAL INFORMATION                    PAGE

ITEM 1. Financial Statements

Consolidated Balance Sheets..............................................F-1

Consolidated Statements of Operations....................................F-2

Consolidated Statements of Cash Flows....................................F-3

Notes to Consolidated Financial Statements...............................F-4

ITEM 2. Management's Discussion and Analysis.............................13

ITEM 3. Controls and Procedures..........................................18

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings................................................19

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......19

ITEM 3. Defaults Upon Senior Securities..................................19

ITEM 4. Submission of Matters to a Vote of Security Holders..............19

ITEM 5. Other Information................................................19

ITEM 6. Exhibits.........................................................19


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

     The financial statements have been prepared by China Mobility Solutions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's and Form 10-KSB.

Cautionary and Forward Looking Statements

     In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of China Mobility Solutions, Inc. (the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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


                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                             (formerly Xin Net Corp.)
                           CONSOLIDATED BALANCE SHEETS
                       March 31, 2005 and December 31, 2004
                             (Prepared by Management)

Stated in U.S. dollars                                                                      2005                  2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)           (Audited)
ASSETS

Current Assets
  Cash and Cash Equivalents                                                         $         5,667,735   $        5,380,622
  Accounts receivable                                                                            29,224               34,560
  Prepaid Expenses and Other Current Assets                                                      24,610               33,070
  Amount due from related parties                                                                47,524               18,322
-----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                          5,769,093            5,466,574

Investment                                                                                            1                    1
Property and Equipment, Net                                                                       5,966                6,549
Goodwill                                                                                        973,906              973,906
-----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                        $         6,748,966   $        6,447,030
=============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities                                    $           400,346   $          340,824
  Deferred Revenue                                                                            2,016,279            2,111,698
-----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                     2,416,625            2,452,522

Minority Interest                                                                               159,338               32,791

Commitments and Contingencies                                                                         -                    -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 16,321,670 (2004: 15,826,670)                                       16,322               15,827
  Additional Paid In Capital                                                                  8,918,383            8,770,378
  Accumulated Deficit                                                                        (4,580,215)          (4,640,956)
  Accumulated Other Comprehensive Loss                                                         (181,487)            (183,532)
-----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                    4,173,003            3,961,717
-----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                          $         6,748,966   $        6,447,030
=============================================================================================================================

              (The accompanying notes are an integral part of these financial statements)


                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                            (formerly Xin Net Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2005 AND 2004
                      (Unaudited - Prepared by Management)

Stated in U.S. dollars                                                 2005               2004
----------------------------------------------------------------------------------------------------
Revenue
  Mobile marketing services                                     $       1,052,529     $           -
  Tuition fee                                                              74,678            60,146
----------------------------------------------------------------------------------------------------
                                                                        1,127,207            60,146
Cost of revenue
  Mobile marketing services                                               223,545                 -
  Tuition fee                                                              10,439            14,545
                                                                          233,984            14,545

Gross profit                                                              893,223            45,601

Expenses
  Advertising and promotion                                               141,320             1,634
  Consulting and professional                                              16,156            18,544
  Depreciation                                                                592               830
  Foreign exchange loss (gain)                                              3,578             3,722
  General and administrative                                               24,317             5,085
  Rent                                                                    158,615            13,594
  Salaries, wages and sub-contract                                        300,583            36,830
  Website development                                                      80,000                 -
----------------------------------------------------------------------------------------------------
                                                                          725,161            80,239

Operating Income (Loss)                                                   168,062           (34,638)

Other Income
   Interest income                                                         17,242                 1
   Other income                                                             1,984               275
----------------------------------------------------------------------------------------------------
                                                                           19,226               276
Income (Loss) before minority interest and
   discontinued operations                                                187,288           (34,362)

Minority interest                                                        (126,547)           (5,043)
----------------------------------------------------------------------------------------------------

Income (Loss) from Continuing Operations                                   60,741           (39,405)

Discontinued operations
  Income from discontinued business press operations                            -            20,488
----------------------------------------------------------------------------------------------------


Net Income (Loss) Available to Common Stockholders                       $ 60,741         $ (18,917)
====================================================================================================
Earnings (loss) per share attributable to common stockholders:
  Earnings (loss) from continuing operations                               $ 0.00           $ (0.00)
  Earnings (loss) from discontinued operations                               0.00              0.00
----------------------------------------------------------------------------------------------------
  Total basic and diluted                                                  $ 0.00           $ (0.00)
====================================================================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                    16,024,670        13,786,670
====================================================================================================

            (The accompanying notes are an integral part of these financial statements)

                                              F-2


                                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                            (formerly Xin Net Corp.)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         for the three months ended March 31, 2005 and December 31, 2004
                                            (Prepared by Management)

                                                                                                       Accumulated
                                                              Stock      Additional                       Other
                                              Common        Amount At      Paid In     Accumulated    Comprehensive
Stated in U.S. dollars                        Shares        Par Value      Capital       Deficit         Loss           Total

-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                     41,360,010        41,360     8,194,045   $ (7,659,628)    $ (163,763)     $ 412,014

Issuance of common stock for
 acquisition of Quicknet on June 23, 2004       6,120,000         6,120       544,680                                      550,800

Reverse stock split 3:1 on June 24, 2004      (31,653,340)      (31,653)       31,653                                            -

Net income for the year ended December
  31, 2004                                                                                 3,018,672                     3,018,672

Foreign currency translation adjustments                                                                    (19,769)       (19,769)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2004                     15,826,670      $ 15,827   $ 8,770,378   $ (4,640,956)    $ (183,532)   $ 3,961,717

Issuance of common stock for cash on
  exercised of stock options on February
  24, 2005 @$0.30                                 495,000           495       148,005                                      148,500

Net income for the three months ended
  March 31, 2005                                                                              60,741                        60,741

Foreign currency translation adjustments                                                                      2,045          2,045

Balance, March 31, 2005                        16,321,670      $ 16,322   $ 8,918,383   $ (4,580,215)    $ (181,487)   $ 4,173,003
===================================================================================================================================


     (The accompanying notes are an integral part of these financial statements)

                                          F-3


                         CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                    (formerly Xin Net Corp.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the three months ended March 31, 2005 AND 2004
                              (Unaudited - Prepared by Management)

Stated in U.S. dollars                                                                   2005               2004
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net income (loss)                                                                        $ 60,741          $ (18,917)
  Less: income from discontinued operations                                                       -            (20,488)
  Adjustments to reconcile net loss to net cash
    Provided by (Used in) operating activities
    Depreciation and amortization                                                               592                830
    Translation adjustments                                                                   2,045              3,903
    Minority interest                                                                       126,547              5,043
    Changes in assets and liabilities
      Decrease in accounts receivable                                                         5,336              1,106
      Decrease in prepaid expenses and other current assets                                   8,451              8,263
      Increase in amount due from related parties                                           (29,202)                 -
      Increase in accounts payable                                                           59,522             17,469
      Decrease in deferred revenue                                                          (95,419)            (7,730)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                                       138,613            (10,521)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock for cash                                                         148,500                  -
-----------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                           148,500                  -
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by continuing operations                                                  287,113            (10,521)
Net cash provided by discontinued operations                                                      -             10,863
-----------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                       287,113                342

Cash and cash equivalents - beginning of period                                           5,380,622          3,303,677

Cash and cash equivalents - end of period                                               $ 5,667,735        $ 3,304,019
=======================================================================================================================


Supplemental Information :
Cash paid for :
    Interest                                                                                    $ 1                $ -
    Income taxes                                                                                  -                  -


            (The accompanying notes are an integral part of these financial statements)

                                              F-4

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  ( Unaudited )

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. Significant inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or shareholders' equity.

2. Property and Equipment

Property and equipment consist of the followings:-

                                        March 31,       December 31,
                                             2005               2004

Equipment                               $ 24,832        $ 24,832
Library                                    9,554           9,554
Furniture                                  9,975           9,975
                                        ---------       ---------
Total                                     44,361          44,361
Less:  Accumulated depreciation          (38,395)        (37,812)
                                        ---------       ---------
Net book value                          $  5,966        $  6,549
                                        =========       =========

The depreciation expense charged to continuing operations for the three-month period ended March 31, 2005 was $592.

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  ( Unaudited )


3. Basic and Diluted Earnings (Loss) Per Share

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three months ended March 31, 2005 and 2004:

                                                      Three months ended
                                                           March 31,
                                                      2005            2004
                                                      --------------------
Income (Loss) from continuing operations        $    60,741     $    (39,405)
Income (Loss) from discontinued operations                -           20,488
                                                -----------------------------
Net income (loss) for the period                     60,741          (18,917)

Weighted-average number of shares outstanding    16,024,670       13,786,670

Effective of dilutive securities:
Dilutive options - $0.30                            220,000                -
Dilutive warrants - $2.25                                 -                -
                                                -----------------------------
Dilutive potential common shares                    220,000                -
                                                -----------------------------
Adjusted weighted-average shares and
assumed conversions                              16,244,670       13,786,670

Basic income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations        $      0.00     $      (0.00)
Income (loss) from discontinued operations             0.00             0.00
                                                -----------------------------
Total basic income (loss) per share             $      0.00     $      (0.00)
                                                =============================

Diluted income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations        $      0.00     $      (0.00)
Income (loss) from discontinued operations             0.00             0.00
                                                -----------------------------
Total diluted income (loss) per share           $      0.00     $      (0.00)
                                                =============================

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

On June 24, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  ( Unaudited )


4. Share Purchase Warrants

5,884,990 Series "A" warrants were expired on March 31, 2005. As of March 31, 2005, 10 Series "B" warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006.


--------------------------------------------------------------------------------
5. Stock Options

On February 24, 2005, 495,000 stock options at $0.30 each were exercised.

Options outstanding at March 31, 2005 were 660,000 with option price of $0.30 each. No options were granted, canceled or forfeited during the three-month period ended March 31, 2005. The weighted average remaining contractual life is
2.3 years.

6. Segment and Geographic Data

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


A. By geographic areas                          Canada          China           Other           Total
                                                ------          -----           -----           -----

Three months ended March 31, 2005
---------------------------------
Revenue from continuing operations              $ 74,678        $1,062,529      $      -        $1,127,207
Operating income (loss)                            7,212           257,183       (96,333)          168,062
Total assets                                     112,381         6,589,865        46,720         6,748,966
Depreciation                                         584                 -             8               592
Interest income                                        4            17,238             -            17,242
Income from discontinued operations                    -                 -             -                 -
Investment in equity method investee                   -                 -             1                 1

Three months ended March 31, 2004
---------------------------------

Revenue from continuing operations              $ 60,146        $        -      $      -        $   60,146
Operating income                                 (32,329)             (956)       (1,353)          (34,638)
Total assets                                     158,287         5,675,378       486,888         6,320,553
Depreciation                                         789                 -            41               830
Interest income                                        1                 -             -                 1
Income from discontinued operations               20,488                 -             -            20,488
Investment in equity method investee                   -                 -       253,524           253,524


                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                  ( Unaudited )

                                                Mobile          ESL
B. By operating segment                     communications    education         Other           Total
                                                ------          -----           -----           -----
For the three months ended March 31, 2005
-----------------------------------------
Revenue from external customers                 $1,052,529      $   74,678      $        -      $1,127,207
Intersegment revenue                                     -               -               -               -
Interest revenue                                         -               4          17,238          17,242
Interest expense                                         -               -               1               1
Depreciation                                             -             542              50             592
Segment operation profit (loss)                    258,260          28,235        (118,433)        168,062
Segment assets                                   2,303,522          99,819       4,345,625       6,748,966

For the three months ended March 31, 2004
-----------------------------------------
Revenue from external customers                 $        -      $   60,146      $        -      $   60,146
Intersegment revenue                                     -               -               -               -
Interest revenue                                         -               1               -               1
Interest expense                                         -               -               -               -
Depreciation                                             -             741              89             830
Segment operation profit (loss)                          -         (10,472)        (24,166)        (34,638)
Segment assets                                           -          31,383       6,289,170       6,320,553

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information presented here should be read in conjunction with China Mobility Solutions, Inc.'s consolidated financial statements and related notes. In addi-tion to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2004

Revenues. The Company achieved revenues of $1,127,207 in the first quarter 2005 compared $60,146 in the first quarter 2004 in the form of net sales of Mobile marketing services and education courses (Windsor). The Company had operating income of $168,062 in the first quarter 2005 , resulting in an income of $60,741.


Business Segments

        During the quarter, the Company had revenues in two segments:

        Mobile marketing services            $1,052,529
        Windsor - ESL Education                 $74,678

        The cost of revenue in each segment was:

        Mobile marketing services              $223,545
            Windsor                             $10,439

        The gross profit from each of the business segments was:

        Mobile      $828,984
        Windsor      $64,239
                    --------
                    $893,223

       Note: The Registrant owns 51% of the QuickNet. While revenues and costs of revenues are consolidated for reporting purposes, a 49% minority interest in the two companies exists, which, in effect, reduces the allocable gross profit by 49% or $437,679.

Operating Expenses. The Company incurred operating expenses of $725,161 in the first quarter 2005 compared to operating expenses of $80,239 in the first quarter 2004.

Net Income. The net Income in the first quarter 2005 was $ 60,741 compared to the net loss in the first quarter 2004 of $ 18,917. The per share income for the first quarter 2005 was nominal, and the per share loss for the first quarter 2004 was nominal.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $5,667,735 at the quarter ended March 31, 2005.

The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the quarter ended March 31, 2005 it had $5,769,093 in current assets and current liabilities of $2,416,625.

The cash capital at the end of the period of $5,667,735 will be used to fund continuing operations.

Net cash flows provided by operating activities increased to $138,613 for the quarter ended March 31, 2005 from ($10,521) for the quarter ended March 31, 2004.


Changes in Financial Condition:

     At the end of the first quarter 2005 Company had assets $6,748,966 compared to $6,447,030 at year-end 2004. The current assets totaled $5,769,093 at the end of the first quarter 2005 compared to $5,466,574 at 2004 year-end. Total liabilities at the end of the first quarter 2004 were $2,416,625 compared to $2,452,522 at 2004 year-end. At March 31, 2005 the Company had $ 5,667,735 in cash compared to $5,380,622 2004 year-end.

Need for Additional Financing:

     The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses occur it may have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

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

            From the aspect of whether it can continue toward the business goal of maintaining and expanding the businesses in Canada and grow the new business of SMS services in China, it may use all of its available capital without generating a profit.

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

Future Trends:

For the Education Services side, we have operated for over a year now, the competition is very fierce in the market. The Canadian government has tighten its budget on English training for new immigrants, which leads to reduced government funding for Windsor, this will have negative effects to the revenue of Windsor Education Academy. The Canadian government also adopts more strict system to choose schools that can be funded by the government and every school needs to re-register with the government. There is no assurance that Windsor Education Academy will continue receiving government funding in the coming years.

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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness.

         Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. The evaluation included control areas in which we intend to make, changes to improve and enhance controls. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of a material weakness as discussed below.

Internal Control Over Financial Reporting

         The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Material Weakness in Disclosure Controls

         A material weakness is a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

         The Securities and Exchange Commission rule making for the Sarbanes-Oxley Act of 2002 Section 404 requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal control and procedures manual in place and management believes the controls and procedures are effective, the manual is not based upon a recognized internal control framework, because we have not found one that fits the limited scope of operations of our small Company. Accordingly, we conclude that we have a material weakness.

         During the first half of the Company's fiscal year ending December 31, 2005 management will be revising the Company's internal controls and procedures document basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

         To address this material weakness management is committed to re-writing its internal controls and procedures manual based upon the Treadway Commission report as is appropriate to our operations during the first half of fiscal year ending December 31, 2005.

         Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS

           The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

                Exhibit 31 - Sarbanes Oxley Certifications

                Exhibit 32 - Sarbanes Oxley Certifications

                                      Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 12, 2005

                                          CHINA MOBILITY SOLUTIONS, INC.

                                          by: /s/ Angela Du
                                       ----------------------------
                                              Angela Du,
                                             Secretary/Director