Form 10QSB
period 2005-06-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-08-15
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                For the quarterly period ended: June 30, 2005

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

                                  X  YES             NO
                                -----         -----

As of June 30, 2005, there were 16,921,670 shares of $0.001 par value common stock outstanding.

                         CHINA MOBILITY SOLUTIONS, INC.
                            INDEX TO QUARTERLY REPORT
                                 ON FORM 10-QSB
                                  June 30, 2005


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

     ITEM 4. Submission of Matters to a Vote of Security Holders...............9

     ITEM 5. Other Information.................................................9

     ITEM 6. Exhibits and Reports on Form 8-K..................................9


SIGNATURE.....................................................................11

                          PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                    (formerly Xin Net Corp.)
                                  CONSOLIDATED BALANCE SHEETS
                              June 30, 2005 and December 31, 2004
                              (Unaudited - Prepared by Management)

Stated in U.S. dollars                                                                    2005                 2004
--------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)          (Audited)

ASSETS

Current Assets
  Cash and Cash Equivalents                                                       $         5,843,782  $        5,380,622
  Accounts receivable                                                                          19,293              34,560
  Prepaid Expenses and Other Current Assets                                                   321,394              33,070
  Amount due from related parties                                                              20,398              18,322
--------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        6,204,867           5,466,574

Investment                                                                                          1                   1
Property and Equipment, Net (Note 2)                                                            5,399               6,549
Goodwill                                                                                      973,906             973,906
--------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $         7,184,173  $        6,447,030
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable and Other Accrued Liabilities                                  $           296,366  $          340,824
  Deferred Revenue                                                                          2,177,526           2,111,698
  Amount due to related parties (Note 7)                                                      129,963                   -
--------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   2,603,855           2,452,522

Minority Interest                                                                             165,119              32,791

Commitments and Contingencies                                                                       -                   -

Stockholders' Equity
  Common Stock : $0.001 Par Value
    Authorized : 50,000,000
    Issued and Outstanding : 16,921,670 (2004: 15,826,670)                                     16,922              15,827
  Additional Paid In Capital                                                                9,269,083           8,770,378
  Accumulated Deficit                                                                      (4,692,228)         (4,640,956)
  Accumulated Other Comprehensive Loss                                                       (178,578)           (183,532)
--------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  4,415,199           3,961,717
--------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $         7,184,173  $        6,447,030
==========================================================================================================================


             (The accompanying notes are an integral part of these financial statements)

                         CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                    (formerly Xin Net Corp.)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three month period and six month period ended June 30, 2005 AND June 30, 2004
                              (Unaudited - Prepared by Management)


                                                                     Three months ended         Six months ended
                                                                  June 30,        June 30,        June 30,        June 30,
Stated in U.S. dollars                                              2005            2004            2005            2004
-----------------------------------------------------------------------------------------------------------------------------

Revenue
  Mobile marketing services                                   $     1,131,988      $    -      $   2,186,501       $       -
  Tuition fee                                                          32,630         62,769         107,308         122,915
-----------------------------------------------------------------------------------------------------------------------------
                                                                    1,164,618         62,769       2,293,809         122,915
Cost of revenue
  Mobile marketing services                                           310,925              -         534,470               -
  Tuition fee                                                          16,579         13,828          27,018          28,373
-----------------------------------------------------------------------------------------------------------------------------
                                                                      327,504         13,828         561,488          28,373

Gross profit                                                          837,114         48,941       1,732,321          94,542

Expenses
  Advertising and promotion                                           268,112              -         409,432               -
  Consulting and professional                                          11,529         20,793          27,685          39,337
  Depreciation                                                            576            805           1,168           1,635
  Foreign exchange loss                                                 1,016          4,696           4,594           8,418
  General and administrative                                           32,576         28,622          56,893          35,341
  Investor relations                                                   87,825              -          87,825               -
  Legal settlement                                                          -         29,513               -          29,513
  Rent                                                                171,334         11,967         329,949          25,561
  Salaries, wages and sub-contract                                    389,569         34,836         690,152          71,666
  Website development                                                       -              -          80,000               -
-----------------------------------------------------------------------------------------------------------------------------
                                                                      962,537        131,232       1,687,698         211,471

Operating Income (Loss)                                              (125,423)       (82,291)         44,623        (116,929)

Other Income and Expenses
   Interest income                                                     19,172         29,555          36,414          29,556
   Other income                                                            19          1,186              19           1,461
   Equity loss                                                              -        (81,273)              -         (81,273)
-----------------------------------------------------------------------------------------------------------------------------
                                                                       19,191        (50,532)         36,433         (50,256)
Income (Loss) before minority interest and
   discontinued operations                                           (106,232)      (132,823)         81,056        (167,185)

Minority interest                                                      (5,781)         9,677        (132,328)          4,634
-----------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                                      (112,013)      (123,146)        (51,272)       (162,551)

Discontinued operations
  Loss from discontinued business press operations                          -        (62,142)              -         (41,654)

-----------------------------------------------------------------------------------------------------------------------------
Net Loss Available to Common Stockholders                          $ (112,013)    $ (185,288)      $ (51,272)      $(204,205)
=============================================================================================================================

Earnings (loss) per share attributable to common stockholders:
  Earnings (loss) from continuing operations                          $ (0.01)       $ (0.01)        $ (0.00)        $ (0.01)
  Earnings (loss) from discontinued operations                           0.00          (0.00)           0.00           (0.00)
-----------------------------------------------------------------------------------------------------------------------------
  Total basic and diluted                                             $ (0.01)       $ (0.01)        $ (0.00)        $ (0.01)
=============================================================================================================================

Weighted average number of common shares outstanding:
  Basic and diluted                                                16,921,670     13,966,011      16,522,057      13,876,340
=============================================================================================================================

                   (The accompanying notes are an integral part of these financial statements)

                                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                            (formerly Xin Net Corp.)
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             for the Period from December 31, 2003 to June 30, 2005
                                      (Unaudited - Prepared by Management)

                                                                                                       Accumulated
                                                              Stock      Additional                       Other
                                              Common        Amount At      Paid In     Accumulated    Comprehensive
Stated in U.S. dollars                        Shares        Par Value      Capital       Deficit           Loss           Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2003                     41,360,010        41,360     8,194,045   $ (7,659,628)     $ (163,763)     $ 412,014

Issuance of common stock for
 acquisition of Quicknet on June 23, 2004       6,120,000         6,120       544,680                                       550,800

Reverse stock split 3:1 on June 24, 2004      (31,653,340)      (31,653)       31,653                                             -

Net income for the year ended December
  31, 2004                                                                                 3,018,672                      3,018,672

------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                                                     (19,769)       (19,769)

Balance, December 31, 2004                     15,826,670      $ 15,827   $ 8,770,378   $ (4,640,956)     $ (183,532)   $ 3,961,717

Issuance of common stock for cash on
  exercise of stock options on February
  24, 2005 @$0.30                                 495,000           495       148,005                                       148,500

Issuance of common stock for investor
   relations services                             600,000           600       350,700                                       351,300

Net loss for the six months ended
  June 30, 2005                                                                              (51,272)                       (51,272)

Foreign currency translation adjustments                                                                       4,954          4,954
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2005                         16,921,670      $ 16,922   $ 9,269,083   $ (4,692,228)     $ (178,578)   $ 4,415,199
====================================================================================================================================


                   (The accompanying notes are an integral part of these financial statements)

                                 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                            (formerly Xin Net Corp.)
                                   CONSOLIDATED STATEMENTS OF RETAIN EARNINGS
                 For the three month period and six month period ended June 30, 2005 AND June 30, 2004
                                      (Unaudited - Prepared by Management)

                                                  Three months ended                        Six months ended
                                           June 30,             June 30,             June 30,             June 30,
Stated in U.S. dollars                       2005                 2004                 2005                 2004
------------------------------------------------------------------------------------------------------------------------

Retained earnings (Deficit),
  beginning of period                       $(4,580,215)         $ (7,678,545)      $ (4,640,956)        $ (7,659,628)

Net Loss Available to
  Common Stockholders                          (112,013)             (185,288)           (51,272)            (204,205)
------------------------------------------------------------------------------------------------------------------------


Retained earnings (Deficit),
  end of period                             $(4,692,228)         $ (7,863,833)      $ (4,692,228)        $ (7,863,833)
========================================================================================================================







                   (The accompanying notes are an integral part of these financial statements)

                         CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
                                    (formerly Xin Net Corp.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three month period and six month period ended June 30, 2005 AND June 30, 2004
                              (Unaudited - Prepared by Management)

                                                                                         Three months ended        Six months ended
                                                                       June 30,        June 30,        June 30,         June 30,
                                                                         2005            2004            2005             2004
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
  Net loss                                                             $ (112,013)      $ (185,288)      $ (51,272)      $ (204,205)
  Adjustments to reconcile net loss to net cash
                                                                                            20,488
    Provided by (Used in) operating activities
    Depreciation and amortization                                             576            1,202           1,168            2,032
    Loss on disposal of subsidiary                                                          41,292               -           41,292
    Translation adjustments                                                 2,909            5,978           4,954            9,881
    Minority interest                                                       5,781           (9,677)        132,328           (4,634)
    Non-cash operating expenses                                            87,825                -          87,825                -
    Equity loss                                                                             81,273               -           81,273
    Changes in assets and liabilities
      (Increase)Decrease in accounts receivable                             9,931          (20,571)         15,267          (19,465)
      (Increase)Decrease in prepaid expenses and other current assets     (33,318)           6,974         (24,867)          15,237
      Increase in amount due from (to) related parties                    157,089          (41,210)        127,887          (41,210)
      Decrease in accounts payable                                       (103,980)         (85,776)        (44,458)         (68,307)
      Increase in deferred revenue                                        161,247           25,427          65,828           17,697
      Increase in liabilities to be disposed of                                            137,926               -          137,926
------------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                     176,047          (21,962)        314,660          (32,483)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities
  Cash transferred in from acquisition of Quicknet                                       1,477,355               -        1,477,355
  Cash transferred out from disposal of Dawa                                               (15,217)              -          (15,217)
------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                                        1,462,138               -        1,462,138
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities
  Issuance of common stock for cash                                                              -         148,500                -
------------------------------------------------------------------------------------------------------------------------------------
  Net cash flows provided by financing activities                               -                -         148,500                -
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                     (1,084)              -           (1,084)
Net cash provided by discontinued operations                                               (10,863)

Increase in cash and cash equivalents                                     176,047        1,428,229         463,160        1,428,571

Cash and cash equivalents - beginning of period                         5,667,735        3,304,019       5,380,622        3,303,677

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                             $ 5,843,782      $ 4,732,248     $ 5,843,782      $ 4,732,248
====================================================================================================================================


Supplemental Information :
Cash paid for :
    Interest                                                                  $ 2              $ -             $ 2              $ -
    Income taxes                                                                -                -               -                -

Non-cash investment :
     Issuance of 2,040,000 common shares for the acquisition of Quicknet      $ -      $ 1,224,000             $ -      $ 1,224,000
     Issuance of 600,000 common shares for services rendered              351,300                -         351,300                -


           (The accompanying notes are an integral part of these financial statements)

                         CHINA MOBILITY SOLUTIONS, INC.
                       (Previously known as Xin Net Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                  ( Unaudited )

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

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain  items  have  been   reclassified  to  conform  to  the  current  period
presentation. There is no effect on total results of operations or stockholders' equity.

2. Property and Equipment

                                                June 30,        December 31,
                                                    2005                2004

Equipment                                       $ 24,832        $ 24,832
Library                                            9,554           9,554
Furniture                                          9,975           9,975
                                                ---------       --------
Total                                             44,361          44,361
Less:  Acumulated depreciation                   (38,962)        (37,812)
                                                ---------       ---------
Net book figures                                $  5,399        $  6,549
                                                =========       =========

The depreciation expenses charged to continuing operations for the three-month and six-month periods ended June 30, 2005 were $576 and $1,168 respectively.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and six-month periods ended June 30, 2005 and 2004:


                                                            Three months ended                Six months ended
                                                                  June 30,                        June 30,
                                                            2005           2004               2005           2004
                                                            -------------------               -------------------
Income (Loss) from continuing operations                $  (112,013)    $  (123,146)    $   (51,272)    $  (162,551)
Income (Loss) from discontinued operations                        -         (61,142)              -         (41,654)
                                                        ----------------------------    ----------------------------
Net income (loss) for the period                           (112,013)       (184,288)        (51,272)       (204,205)

Weighted-average number of shares outstanding            16,921,670      13,966,011      16,475,658      13,876,340

Effective of dilutive securities:
Dilutive options - $0.30                                          -               -               -               -
Dilutive warrants - $2.25                                         -               -               -               -
                                                        ----------------------------    ----------------------------
Dilutive potential common shares                                  -               -               -               -
                                                        ----------------------------    ----------------------------

Adjusted weighted-average shares and                     16,921,670      13,966,011      16,475,648      13,876,340
assumed conversions

Basic income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations                $     (0.01)    $     (0.01)    $     (0.00)    $     (0.01)
Income (loss) from discontinued operations                     0.00           (0.00)           0.00           (0.00)
                                                        ----------------------------    ----------------------------
Total basic income (loss) per share                     $     (0.01)    $     (0.01)    $     (0.00)    $     (0.01)
                                                        ============================    ============================

Diluted income (loss) per share attributable to common shareholders:
Income (loss) from continuing operations                $     (0.01)    $     (0.01)    $     (0.00)    $     (0.01)
Income (loss) from discontinued operations                     0.00           (0.00)           0.00           (0.00)
                                                        ----------------------------    ----------------------------
Total diluted income (loss) per share                   $     (0.01)    $     (0.01)    $     (0.00)    $     (0.01)
                                                        ============================    ============================

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

On June 24, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

4. Share Capital

During the quarter ended June 30, 2005, the Company issued 600,000 shares of its common stock at a fair value of $351,300 to a company for one year investor relations services until March 2006. As of June 30, 2005, $263,475 was recorded as prepaid expenses and $87,825 was recorded as investor relations expense.

5. Share Purchase Warrants

5,884,990 Series "A" warrants were expired during the six-month period ended June 30, 2005. As of June 30, 2005, 10 Series "B" warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006.

6. Stock Options

On February 24, 2005, 495,000 stock options at $0.30 each were exercised.

Options outstanding at June 30, 2005 were 660,000 with option price of $0.30 each. No options were granted, canceled or forfeited during the six-month period ended June 30, 2005. The weighted average remaining contractual life is 2.0 years.

7. Related Party Transactions

During the three-month and six-month periods ended June 30, 2005, the Company paid $5,194.31 and $10,388.62 to an officer as wages and benefits.

As of June 30, 2005, the Company has an amount of $20,398 due to a company with a common director without interest or specific terms of repayment.

As of June 30, 2005, the Company has an amount of $129,963 due to a director of the Company for expenses advanced on behalf of the Company. The amount is non-interest bearing and is repayable on demand.

8. Segment and Geographic Data

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

A.  By geographic areas                                 China           Canada          Other           Total
                                                        -----           ------          -----           -----

Three months ended June 30, 2005
--------------------------------

Revenue from continuing operations                      $1,131,988      $  32,630       $      -        $1,164,618
Operating income (loss)                                      4,743        (37,898)       (92,268)         (125,423)
Total assets                                             6,744,355        124,682        315,136         7,184,173
Depreciation                                                     -            576              -               576
Interest income                                             19,165              7              -            19,172
Income from discontinued operations                              -              -              -                 -
Investment in equity method investee                             -              -              -                 1

Three months ended June 30, 2004
--------------------------------

Revenue from continuing operations                      $        -      $  62,769       $      -        $   62,769
Operating income (loss)                                      1,653        (53,793)       (30,151)          (82,291)
Total assets                                             8,770,544        190,008        218,708         9,179,260
Depreciation                                                     -            764             41               805
Interest income                                                  -         29,555              -            29,555
Income from discontinued operations                              -        (62,142)             -           (62,142)
Investment in equity method investee                             -              -        172,251           172,251







A.  By geographic areas                                 China           Canada          Other           Total
                                                        -----           ------          -----           -----

Six months ended June 30, 2005
--------------------------------

Revenue from continuing operations                      $2,186,501      $ 107,308       $      -        $2,293,809
Operating income (loss)                                    261,926        (28,702)      (188,601)           44,623)
Total assets                                             6,744,355        124,682        315,136         7,184,173
Depreciation                                                     -          1,160              8             1,168
Interest income                                             36,403             11              -            36,414
Income from discontinued operations                              -              -              -                 -
Investment in equity method investee                             -              -              1                 1

Six months ended June 30, 2004
--------------------------------

Revenue from continuing operations                      $        -      $ 122,915       $      -        $  122,915
Operating income (loss)                                        697        (86,122)       (31,504)         (116,929)
Total assets                                             8,770,544        190,008        218,708         9,179,260
Depreciation                                                     -          1,553             82             1,635
Interest income                                                  -         29,556              -            29,556
Income from discontinued operations                              -        (41,654)             -           (41,654)
Investment in equity method investee                             -              -        172,251           172,251


                                                  Mobile          ESL
B. By operating segments                        communications   education      Other           Total
                                                --------------   ---------      -----           -----

For the three months ended June 30, 2005
----------------------------------------
Revenue from external customers                 $1,133,972      $ (30,646)      $        -      $1,164,618
Intersegment revenue                                     -              -                -               -
Interest revenue                                     8,970              7           10,195          19,172
Interest expense                                         -              -                1               1
Depreciation                                             -            535               41             576
Segment operation profit (loss)                      2,828        (16,628)        (111,623)       (125,423)
Segment assets                                   2,446,380        121,847        4,615,946       7,184,173

For the three months ended June 30, 2004
----------------------------------------
Revenue from external customers                 $        -      $  62,769)      $        -      $   62,769
Intersegment revenue                                     -              -                -               -
Interest revenue                                         -              3           29,552          29,555
Interest expense                                         -              -                -               -
Depreciation                                             -            717               88             805
Segment operation profit (loss)                          -        (32,828)         (49,463)        (82,291)
Segment assets                                   1,593,844         75,973        7,509,443       9,179,260



                                                  Mobile          ESL
B. By operating segments                        communications   education      Other           Total
                                                --------------   ---------      -----           -----

For the six months ended June 30, 2005
----------------------------------------
Revenue from external customers                 $2,186,501      $ 170,308)      $        -      $2,293,809
Intersegment revenue                                     -              -                -               -
Interest revenue                                     8,970             11           27,433          36,414
Interest expense                                         -              -                2               2
Depreciation                                             -          1,077               91           1,168
Segment operation profit (loss)                    261,088         13,591         (230,056)        (44,623)
Segment assets                                   2,446,380        121,847        4,615,946       7,184,173


For the six months ended June 30, 2004
----------------------------------------
Revenue from external customers                 $        -      $ 122,915)      $        -      $  122,915
Intersegment revenue                                     -              -                -               -
Interest revenue                                         -              4           29,552          29,556
Interest expense                                         -              -                -               -
Depreciation                                             -          1,458              177           1,635
Segment operation profit (loss)                          -        (43,300)         (73,629)       (116,929)
Segment assets                                   1,593,844         75,973        7,509,443       9,179,260

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2005 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2004

Revenues. The Company had revenues of $1,164,618 in the second quarter of 2005 compared to $62,769 in the first quarter of 2004 in the form of net sales of Mobile marketing services (Quicknet) of U.S.$1,131,988 and education courses (Windsor) of U.S.$32,630. The Company incurred operating expenses of $962,537 in the second quarter of 2005 compared to operating expenses of $131,232 in the second quarter of 2004. The Company had an operating loss of ($125,123) in the second quarter of 2005, and an net loss of ($112,013) compared to an operating loss of ($82,291) and an net loss of ($123,146) in the second quarter in 2004.

Business Segments

        During the quarter, the Company had revenues in two segments:

        Mobile marketing services            $1,131,988
        Windsor - ESL Education                 $32,630

        The cost of revenue in each segment was:

        Mobile marketing services              $310,925
            Windsor                             $16,579

        The gross profit from each of the business segments was:

        Mobile      $821,063
        Windsor      $16,051
                    --------
                    $837,114

     Note: The Registrant controls 51% of the QuickNet because the Company purchased 49%, has an option to acquire 2% for U.S.$100 and controls the Board of QuickNet. The financials are consolidated based upon the control of QuickNet. While revenues and costs of revenues are consolidated for reporting purposes, a 49% minority interest in QuickNet exists, which, in effect, reduces the allocable gross profit by 49%. Quicknet is the operating subsidiary in China which provides mobile marketing services by cell phone ads.

     In the quarter in 2005, the Company had received revenue from both mobility marketing services and education courses whereas in the quarter in 2004, the Company had receives from education courses and Dawa Newsgroup (now discontinued) only.

     Net Income/Loss per share: The per share loss for the second quarter of 2005 was ($0.01), and the per share loss for the second quarter of 2004 was ($0.01).

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005 COMPARED TO THE SAME PERIOD ENDED JUNE 30, 2004

     The Company had revenues of U.S.$2,293,809 in the period ended June 30, 2005, compared to U.S.$122,915 in the same period in 2004. The increase in revenue is due to the consolidation of QuickNet's (its subsidiary in China) revenue in 2005, whereas in 2004, the sole revenues were those of Windsor for education services and Dawa for advertising. The Company had a cost of revenue of $561,488 in the period in 2005 compared to $28,373 in the same period in 2004. The Company incurred expenses of $1,687,698 in the six month period in 2005 and $211,471 in expenses in the period in 2004. The operating income (loss) in the periods in 2005 and 2004 were $44,623 and ($116,929) respectively, after interest income of $36,414 and $29,556 in 2005 and 2004 respectively, and adjustment for minority interests (in QuickNet in 2005), the Company had a loss from continuing operation in the period in 2005 of ($51,272) and in 2004 of ($162,551). The net loss per share was nominal in the period in 2005 compared to ($0.01) in the period in 2004.

     The Company expects the trend of losses to continue at about the same rate in the succeeding periods.

Business Segment Revenue

        During the six month period in 2005, the Company had revenues in two segments:

        Mobile marketing services            $2,186,501
        Windsor - ESL Education              $  107,308

        The operating income from each of the business segments was:

        Mobile marketing services     $261,926
        Windsor - ESL Education       ($28,702)


Changes in Financial Condition:

     At the end of the second quarter of 2005, Company had assets of $7,184,173 compared to $6,447,030 at year-end 2004. The current assets totaled $6,204,867 at the end of the second quarter of 2005 compared to $5,466,574 at 2004 year-end. Total liabilities at the end of the second quarter of 2005 were $2,603,855 compared to $2,452,522 at 2004 year-end. At June 30, 2005 the Company had $ 5,843,782 in cash compared to $5,380,622 at year-end 2004.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash capital of $5,843,782 at the quarter ended June 30, 2005. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

     At the quarter ended June 30, 2005 it had $6,204,867 in current assets and current liabilities of $2,603,855.

     The cash capital at the end of the period of $5,843,782 will be used to fund continuing operations.

     Net cash flows provided by operating activities increased to $176,047 for the quarter ended June 30, 2005.

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

     If future revenue declines, or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, or financial resources or plans to enter any other business as of this date.

     From the aspect of whether it can continue toward the business goal of maintaining and expanding the businesses in Canada and grow the new business of mobile marketing services in China, it may use all of its available capital without generating a profit.

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

Future Trends:

For the Education Services side, we have operated for over two years now, the competition is very fierce in the market. The Canadian government has tightened its budget on English training for new immigrants, which lead to a termination of government funding for Windsor, and this change had negative effects to the revenue of Windsor Education Academy.

The Company has experienced growth in revenues in its Quicknet services, and it anticipates future growth in revenues although China must always be viewed as a highly competitive market where profitability may be difficult to achieve or sustain.

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

Item 2.  Changes in securities

None


Item 3.  Defaults upon senior securities - None.


Item 4.  Submission of matters to a vote of security holders.

On July 28, 2005, the following matters were voted on and approved by the share-holders of China Mobility Solutions, Inc. at an annual shareholders' meeting:

1. Xiao-Qing (Angela) Du, Ernest Cheung, and Greg Ye were elected as directors to hold office until the next annual meeting of shareholders.

2. The appointment of Moen and Company, as Independent Accountants, was ratified for the annual period ending December 31, 2004.

3. The Company's authorized shares were increased to 500 million shares of common stock.

4.   The Company's 2005 Stock Option Plan was adopted.


Item 5.  Other information - None.

Item 6.  Exhibits and reports on Form 8-K

(a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Exhibit 31.1 and 31.2   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES
                        OXLEY ACT

Exhibit 32.1 and 32.2   CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS
                        ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                        ACT OF 2002

(b) Reports on Form 8-K filed during the three months ended June 30, 2005, which are incorporated by reference:
                               8-K filed 04-22-05
                              8-K/A filed 04-27-05
                               8-K filed 06-30-05

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 15, 2005

                                         CHINA MOBILITY SOLUTIONS INC.

                                        by: /s/ Xiao-Qing (Angela) Du
                                            ----------------------------
                                               Angela Du, President