Form 10KSB/A
period 2004-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-10-19
CIK 1082603

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT #1


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
                                        ==========



The Company also carries deferred revenue of $2,105,165 for its SMS business in China and $6,533 for its education and training business.


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

The Company has the right to appoint all of the directors of Beijing Quicknet per an agreement.



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

(a) Real Estate: None


(b) Equipment, library, and furniture at December 31, 2004: $6,549



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

Earnings per share. Earnings per share is $0.20 in 2004 compared to a loss per share of ($0.02) in 2003. Positive earnings per share were attributable to the extraordinary gain. Operating earnings in 2004 were negative at ($.02) per share compared to a loss of ($.01) per share in 2003.


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



   (b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2004, and in the event of exercise of all options for our stock held by such listed holders and their affiliates or bene-ficial owners.

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

DATE:  October 17, 2005
                                             CHINA MOBILITY SOLUTIONS, INC.

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

                         President, Director and            October 17, 2005
/s/ Xiao-qing Du         Principal Accounting Officer
------------------
Xiao-qing Du

                         Secretary, Director and            October 17, 2005
/s/ Ernest Cheung        Principal Financial Officer
-----------------
Ernest Cheung


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


Revenue recognition - The Company's revenues for 2004 consisted of revenues from SMS, education and training services. "All the mobile communication service is provided on a subscription basis. All the customers have to pay in advance a deposit for a one-year service to be provided. Revenue has been allocated over the service period." The accounting treatment is in accordance with S.E.C. Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from SMS, education and training is recognized as the services are performed. Amounts received from customers in advance of revenue recognition are deferred and classified on the balance sheet as "deferred revenue."


The Company's revenues for 2003, which are included in discontinued operations, consisted of revenues from commercial printing. Revenues derived from commercial printing are recognized when the job has been completed and is delivered to the customer.

Cost recognition - Cost of service includes direct costs to produce products and provide services.


Deferred revenue and deferred cost - Deferred revenue for 2004 consists primarily of SMS ($2,105,165), education and training ($6,533) revenue received prior to the services being performed.


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

The Company completed the evaluation of EITF 00-21 "Revenue Arrangements with Multiple Deliverables" in year 2004. Implementation of EITF 00-21 does not have any impact on the financial position and results of operations of the Company.

The Company also completed the evaluation of FIN46 "Consolidation of Variable Interest Entities" in year 2004. Implementation of FIN46 does not have any impact on the financial position and results of operations of the Company.


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


A. By geographic areas                                    China         Canada          Other           Total

For the year ended December 31, 2004
------------------------------------

Revenue from continuing operations                      $ 1,871,960     $298,806        $       -       $2,170,766
Operating profit (loss)                                      55,906      (22,060)        (276,062)        (242,216)
Total assets                                              6,362,416       75,925            8,689        6,447,030
Depreciation                                                      -        1,906              165            2,071
Interest income                                              82,588           14                -           82,602
Gain from discontinued operations                         3,277,444            -                -        3,277,444
Equity loss in undistributed earnings of
  investee company                                                -            -          (81,273)         (81,273)
Investment in equity method investee                              -            -                1                1


For the year ended December 31, 2003
------------------------------------

Revenue from continuing operations                      $         -     $280,723        $       -       $  280,723
Operating profit (loss)                                      (2,395)    (110,325)         (77,990)        (190,710)
Total assets                                              5,675,109      151,474          494,029        6,320,612
Depreciation                                                      -        6,680              714            7,394
Interest income                                              15,049           12                5           15,066
Loss from discontinued operations                          (106,281)           -                -         (106,281)
Equity loss in undistributed earnings of
  investee company                                                -            -          (66,076)         (66,076)
Investment in equity method investee                              -            -          253,524          253,524


B. By operating segments                        Mobile          ESL
                                              communications    education       Other           Total
For the year ended December 31, 2004
------------------------------------
Revenue from external customers                 $ 1,871,960     $ 298,806       $       -       $ 2,170,766
Intersegment revenue                                      -             -               -                 -
Interest revenue                                     82,588            14               -            82,602
Interest expense                                          -             -              69                69
Depreciation                                              -         1,710             361             2,071
Segment operation profit (loss)                      57,964       (11,230)       (288,950)         (242,216)
Segment assets                                    6,351,943        73,823          21,264         6,447,030
For the year ended December 31, 2003
------------------------------------
Revenue from external customers                 $         -     $ 280,723       $       -       $   280,723
Intersegment revenue                                      -             -               -                 -
Interest revenue                                          -            12          15,054            15,066
Interest expense                                          -             -           6,565             6,565
Depreciation                                              -         6,451             943             7,394
Segment operation profit (loss)                           -       (63,208)       (127,502)         (190,710)
Segment assets                                            -        46,439       6,274,173         6,320,612

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