Form 10QSB/A
period 2005-03-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-11-08
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                                  AMENDMENT #1


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

Consolidated Balance Sheets..............................................F-1

Consolidated Statements of Operations....................................F-2

Consolidated Statements of Cash Flows....................................F-3

Notes to Consolidated Financial Statements...............................F-4

ITEM 2. Management's Discussion and Analysis.............................5

ITEM 3. Controls and Procedures..........................................7

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings................................................10

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......10

ITEM 3. Defaults Upon Senior Securities..................................10

ITEM 4. Submission of Matters to a Vote of Security Holders..............10

ITEM 5. Other Information................................................10

ITEM 6. Exhibits.........................................................10


SIGNATURE................................................................11

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


The Securities and Exchange Commission rulemaking for Section 404 of the Sarbanes-Oxley Act of 2002, requires that a company's internal controls over financial reporting be based upon a recognized internal control framework. While the Company has an internal controls and procedures manual in place, and management believes the controls and procedures are effective, the manual concerning the Company's Subsidiary, Beijing QuickNet, was not based upon the recognized (COSO) internal control framework, because we had not found one that fit the limited scope of our operations.

These areas were in expenditure approval and documentation in the Beijing Quicknet subsidiary and in the recording and tracking of subscription revenue in the Beijing Quicknet subsidiary. Accordingly, we determined this to be a material weakness.

This material weakness in the Company's disclosure controls and procedures was identified by management and its internal accountants after the first quarter of 2005 as they were preparing the first quarter financial statements for review. This was a precaution to ensure the Company's foreign operations were in compliance with all controls and procedures necessary to have accurate financials. This material weakness did not have an effect on the Company's financial statements. Notwithstanding the discovery of such material weakness, management continues to believe that its disclosure controls and procedures were effective at December 31, 2004, because during the course of the preparation of the financial statements for the December 31, 2004 audit, the Company did not find any significant financial discrepancies or disclosures discrepancies from its internal statements or quarterly statements.

Furthermore, during the first half of the Company's fiscal year ending December 31, 2004 management rectified this material weakness by revising the Company's internal controls and procedures manual basing this revision upon a model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") as is appropriate to our operations. This framework is entitled Internal Control-Integrated Framework. The COSO Framework, which is the common shortened title, was published in 1992 and we believe, will satisfy the Securities and Exchange Commission requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

In order to cure the material weakness described above, the following changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were implemented in our manual during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

   A. Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, Beijing Quicknet; and

   B. Subscription accounting and tracking for its subsidiary in China, Beijing QuickNet.

All changes are expected to be fully implemented by year end 2005.


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


Dated: November 4, 2005

                                          CHINA MOBILITY SOLUTIONS, INC.

                                      By: /s/ Angela Du
                                          ----------------------------
                                          Angela Du,
                                          Chief Executive Officer



                                      By: /s/ Ernest Cheung
                                          -----------------------------
                                          Ernest Cheung,
                                          Secretary and Chief Financial Officer