Form 10QSB/A
period 2005-06-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-11-08
CIK 1082603

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


b.       Changes in Internal Control over Financial Reporting:

There were changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of these controls as of the end of the period covered by this report that materially affected or are reasonably likely to materially affect those controls. These changes included the corrective action taken with regard to the material weakness identified in the Company's Form 10-QSB for the period ended March 31, 2005.

The Company has implemented document control procedures for its subsidiary QuckNet in its manual. These include:

   A. Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, Beijing Quicknet; and

   B. Subscription accounting and tracking for its subsidiary in China, Beijing QuickNet.

The Company is still working on implementing such internal controls and procedures based on the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") and plans to finish such revisions by December 31, 2005.




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