Form 10QSB
period 2005-09-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2005-11-14
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

XIN NET CORP.
(Former name of registrant)

Florida	330-751560
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

#900 - 789 West Pender Street, Vancouver, B.C., Canada V6C 1H2
(Address of principal executive offices)

(604) 632-9638
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of September 30, 2005: 20,011,670

INDEX TO FORM 10-QSB
Page No.
PART I

Item 1. Financial Statements

Consolidated Balance Sheet
- September 30, 2005 (unaudited)	4

Consolidated Statements of Operations
- Three Months and Nine Months Ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Stockholders’ Equity	6

Consolidated Statements of Cash Flows
- Nine Months Ended September 30, 2005 and 2004 (unaudited)	7

Notes to Consolidated Financial Statements (unaudited)	9-14

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations	15-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	21

ITEM 1.FINANCIAL STATEMENTS.

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc., a Florida corporation (the “Company”), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

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

Some of these risks might include, but are not limited to, the following:

(a) volatility or decline of the Company's stock price;

(b) potential fluctuation in quarterly results;

(c) failure of the Company to earn revenues or profits;

(d)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

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

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)

Stated in U.S. dollars	2005	2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$7,634,523	$5,380,622
Accounts receivable	6,204	34,560
Prepaid Expenses and Other Current Assets	348,373	33,070
Amount due from related parties	21,531	18,322

Total Current Assets	8,010,631	5,466,574

Investment	1	1
Property and Equipment, Net (Note 3)	6,988	6,549
Goodwill	4,802,520	973,906

Total Assets	$12,820,140	$6,447,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Liabilities	$2,338,873	$340,824
Deferred Revenue	2,474,458	2,111,698
Convertible Debentures (Note 5)	3,350,000	-
Amount due to related parties	500	-

Total Current Liabilities	8,163,831	2,452,522

Minority Interest	-	32,791

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 50,000,000
Issued and Outstanding : 20,011,670 (2004: 15,826,670)	20,012	15,827
Additional Paid In Capital (Note 7)	11,551,356	8,770,378
Subscription Receivable	(140,000)	-
Accumulated Deficit	(6,578,457)	(4,640,956)
Accumulated Other Comprehensive Loss	(196,602)	(183,532)

Total Stockholders' Equity	4,656,309	3,961,717

Total Liabilities and Stockholders' Equity	$12,820,140	$6,447,030

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2005 AND 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Stated in U.S. dollars	2005	2004	2005	2004

Revenue
Mobile marketing services	$1,190,328	$888,082	$3,376,829	$888,082
Tuition fee	53,100	95,383	160,408	218,298
	1,243,428	983,465	3,537,237	1,106,380
Cost of revenue
Mobile marketing services	368,552	236,229	903,022	236,229
Tuition fee	16,596	15,268	43,614	43,641
	385,148	251,497	946,636	279,870

Gross profit	858,280	731,968	2,590,601	826,510

Expenses
Advertising and promotion	253,970	273,696	663,402	280,471
Commission	359,500	-	359,500	-
Consulting and professional	186,736	17,463	214,421	56,800
Depreciation	765	2,255	1,933	3,890
Foreign exchange gain	(97,536)	(17,219)	(92,942)	(8,801)
General and administrative	198,827	1,682	255,718	59,761
Investor relations	87,825	-	175,650	-
Interest	24,412	-	24,414	-
Interest - intrinsic value of the conversion feature of the
convertible debentures (Note 7)	1,052,863	-	1,052,863	-
Rent	224,421	124,499	554,370	150,060
Salaries, wages and sub-contract	344,797	307,532	1,034,949	379,198
Stock-based compensation	126,000	-	126,000	-
Website development	-	-	80,000	-
	2,762,580	709,908	4,450,278	921,379

Operating Income (Loss)	(1,904,300)	22,060	(1,859,677)	(94,869)

Other Income and Expenses
Interest income	24,211	30,290	60,625	59,846
Other income	1	9	20	1,470
Equity loss	-	-	-	(81,273)
	24,212	30,299	60,645	(19,957)
Income (Loss) before minority interest and
discontinued operations	(1,880,088)	52,359	(1,799,032)	(114,826)

Minority interest	(6,141)	-	(138,469)	4,634

Income (Loss) from Continuing Operations	(1,886,229)	52,359	(1,937,501)	(110,192)

Discontinued operations
Loss from discontinued business press operations	-	-	-	(41,654)

Net Income (Loss) Available to Common Stockholders	$(1,886,229)	$52,359	$(1,937,501)	$(151,846)

Earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$(0.11)	$0.00	$(0.11)	$(0.01)
Earnings (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Total basic and diluted	$(0.11)	$0.00	$(0.11)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	17,929,279	15,826,670	16,996,285	14,531,196

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2005 and December 31, 2004
(Unaudited)

		Stock
		Amount At	Additional			Accumulated Other
Stated in U.S. dollars	Common Shares	Par Value	Paid In Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Loss	Total

Balance, December 31, 2003	41,360,010	$41,360	$8,194,045	$-	$(7,659,628)	$(163,763)	$412,014

Issuance of common stock for
acquisition of Quicknet on June 23, 2004	6,120,000	6,120	544,680				550,800

Reverse stock split 3:1 on June 24, 2004	(31,653,340)	(31,653)	31,653				-

Net income for the year ended December
31, 2004					3,018,672		3,018,672

Foreign currency translation adjustments						(19,769)	(19,769)

Balance, December 31, 2004	15,826,670	$15,827	$8,770,378		$(4,640,956)	$(183,532)	$3,961,717

Issuance of common stock for cash on
exercised of stock options on February
24, 2005 @$0.30	495,000	495	148,005				148,500

Issuance of common stock for services
rendered	600,000	600	350,700				351,300

Issuance of common stock for cash on
exercised of stock options on September
1, 2005 @$0.40	500,000	500	199,500				200,000

Issuance of common stock for cash on
exercised of stock options on September
1, 2005 @$0.35	2,590,000	2,590	903,910				906,500

Stock-based compensation			126,000				126,000

Subscription receivable upon the
exercise of stock options on September
1, 2005 @$0.35				(140,000)			(140,000)

Intrinsic value of the conversion
feature of the convertible debentures			1,052,863				1,052,863

Net loss for the nine months ended
September 30, 2005					(1,937,501)		(1,937,501)

Foreign currency translation adjustments						(13,070)	(13,070)

Balance, September 30, 2005	20,011,670	$20,012	$11,551,356	$(140,000)	$(6,578,457)	$(196,602)	$4,656,309

(The accompanying notes are an integral part of these consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 AND 2004
(Unaudited)

Stated in U.S. dollars	2005	2004

Cash flows from operating activities
Net loss	$(1,937,501)	$(151,846)
Less: loss from discontinued operations	-	41,654
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	1,933	3,890
Stock-based compensation	126,000	-
Interest - intrinsic value of the conversion feature of the
convertible debentures	1,052,863	-
Translation adjustments	(13,070)	(5,600)
Minority interest	138,469	(4,634)
Non-cash operating expenses	191,650	-
Equity loss	-	81,273
Changes in assets and liabilities
(Increase)Decrease in accounts receivable	28,356	139,688
(Increase)Decrease in prepaid expenses and other current assets	(139,680)	10,509
Increase in amount due from (to) related parties	(2,709)	(102,416)
Decrease in accounts payable	1,982,049	(155,851)
Increase in deferred revenue	362,760	311,974
Increase in liabilities to be disposed of	-	137,926
Net cash provided by (used in) operating activities	1,791,120	306,567

Cash flows from investing activities
Cash transferred in from acquisition of Quicknet	-	1,477,355
Purchases of remaining interest of Quicknet	(4,000,000)	-
Purchases of property and equipment	(2,346)	(1,727)
Net cash flows provided by investing activities	(4,002,346)	1,475,628

Cash flows from financing activities
Issuance of common stock for cash	1,115,000	-
Issuance of convertible debentures for cash	3,350,000	-
Net cash flows provided by financing activities	4,465,000	-

Effect of exchange rate changes on cash	127	(1,052)

Net cash provided by continuing operations	2,253,901	1,781,143

Net cash provided by (used in) discontinued operations	-	(10,656)

Increase in cash and cash equivalents	2,253,901	1,770,487

Cash and cash equivalents - beginning of period	5,380,622	3,303,677

Cash and cash equivalents - end of period	$7,634,523	$5,074,164

Supplemental Information :
Cash paid for :
Interest	$2	$-
Income taxes	-	-

Non-cash investment :
Issuance of 2,040,000 common shares for the acquisition of Quicknet	$-	$1,224,000
Issuance of 600,000 common shares for services rendered	351,300	-

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF DEFICIT
For the three months and nine months ended September 30, 2005 AND 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Stated in U.S. dollars	2005	2004	2005	2004

Deficit, Beginning of period	$(4,692,228)	$(7,863,833)	$(4,640,956)	$(7,659,628)

Net Income (Loss) Available to	(1,886,229)	52,359	(1,937,501)	(151,846)
Common Stockholders

Deficit, End of period	$(6,578,457)	$(7,811,474)	$(6,578,457)	$(7,811,474)

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited )

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2004 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholders’ equity.

2. Significant Accounting Policies

(i) Accounting for convertible securities with beneficial conversion features

According to Emerging Issue Task Force (“EITF”) Issue 98-5, the beneficial conversion features embedded in convertible securities should be valued at the issue date. Embedded beneficial conversion features should be recognized and measured as follows:

(a) Allocate a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in-capital. The intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock or other securities into which the security can be converted at the date when the investors have committed to purchase the convertible securities based on the terms specified, multiplied by the number of shares into which the security can be converted.

(b) If the intrinsic value of the beneficial conversion feature is greater than the proceeds from the sale of the convertible instrument, the discount assigned to the beneficial conversion feature should not exceed the amount of the proceeds allocated to the convertible instruments. A discount, if any, is amortized beginning on the security’s issuance date to the earliest conversion date.

3. Property and Equipment

	September 30,	December 31,
	2005	2004

Equipment	$26,964	$24,832
Library	9,554	9,554
Furniture	10,187	9,975
Total	46,705	44,361
Less : Accumlated depreciation	(39,717)	(37,812)
Net book figures	$6,988	$6,549

The depreciation expenses charged to continuing operations for the three-month and nine-month periods ended September 30, 2005 were $765 and $1,933 respectively.

4. Acquisition of the remaining 49% ownership of Beijing Quicknet Telecommunication Corp. Ltd. (“Quicknet”)

On September 30, 2005, the Company acquired the remaining 49% of Quicknet through exercising its option under the original acquisition agreement. The Company paid US$2,000,000 on September 30, 2005 and will pay another US$2,000,000 by December 31, 2005, which is included as part of the accounts payable as of September 30, 2005.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments	$1,356,834
Accounts receivables	1,626
Goodwill	3,973,646
Accounts payables and accrued liabilities	(134,452)
Unearned revenue	(1,197,654)
Cash paid and payable	$4,000,000

5. Convertible debentures

On August 15, 2005, the Company completed an offering of 134 units ("Units") $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and one Series “A” Warrant and one Series “B” Warrant. The Debentures are initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (LIBOR). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement. The registration statement has not been approved by the regulatory authority.

Each Unit also includes: (i) Series “A” Warrants exercisable at $0.44 per share to purchase 71,429 shares of Common Stock of the Company for two years from the Effective Date, but no later than February 15, 2008; and (ii) Series “B” Warrants exercisable at $0.52 per share to purchase 71,429 shares of Common Stock for three years from the Effective Date, but no later than February 15, 2009. The Series “A” and Series “B” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

The Company incurred $335,000 as the 10% sales commission of the aggregate purchase price, $100,500 as the 3% non-accountable expenses of the placement agent, $16,750 for the placement agent’s out-of-pocket expenses and $120,609 for legal fees. All of them have been recorded as expenses for the current quarter.

As of September 30, 2005, interest payable of $24,416 has been recorded as part of the accounts payable.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2005 and 2004:

Three months ended September 30, 2005	Three months ended September 30, 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Income (Loss) from continuing operations	$ (1,886,229)	$ 52,359	$ (1,937,501)	$ (110,192)
Income (Loss) from discontinued operations	-	-	-	(41,654)
Net income (loss) for the period	(1,886,229)	52,359	(1,937,501)	(151,846)
Weighted-average number of shares outstanding	17,929,279	15,826,670	16,996,285	14,531,196
Effective of dilutive securities:				
Dilutive options - $0.30	-	-	-	-
Dilutive warrants Series "B" - $2.25	-	-	-	-
Dilutive warrants Series "C" - $0.44	-	-	-	-
Dilutive warrants Series "D" - $0.52	-	-	-	-
Dilutive potential common shares	-	-	-	-
Adjusted weighted-average shares and assumed conversions	17,929,279	15,826,670	16,996,285	14,531,196
Basic income (loss) per share attributable to common shareholders:				
Income (loss) from continuing operations	$ (0.11)	$ 0.00	$ (0.11)	$ (0.01)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Total basic income (loss) per share	$ (0.11)	$ 0.00	$ (0.11)	$ (0.01)
Diluted income (loss) per share attributable to common shareholders:				
Income (loss) from continuing operations	$ (0.11)	$ 0.00	$ (0.11)	$ (0.01)
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Total diluted income (loss) per share	$ (0.11)	$ 0.00	$ (0.11)	$ (0.01)

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

On June 24, 2004, the Company carried out a 3 for 1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

7. Share Capital

During the quarter ended June 30, 2005, the Company issued 600,000 shares of its common stock at a fair value of $351,300 to a company for one year of investor relations services until March 2006. As of September 30, 2005, $175,650 was recorded as prepaid expenses and $175,650 was recorded as investor relations expense.

During the quarter ended September 30, 2005, the Company increased its authorized share capital from 50,000,000 to 500,000,000 shares of common stock with a par value of $0.001 per share.

Conversion Feature of the convertible debenture

According to EITF 98-5, the intrinsic value of the conversion feature of the convertible debenture is $1,052,863. The whole amount has been recorded as interest expenses in the statement of operations as the debentures are convertible at any time during the specified periods and an increase in additional paid-in-capital on balance sheet.

8. Share Purchase Warrants

5,884,990 warrants expired during the nine-month period ended September 30, 2005.

During the quarter ended September 30, 2005, the Company issued 134 Series “A” Warrants. Each Series “A” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.44 per share for two years from the Effective Date, but no later than February 15, 2008. The Company also issued 134 Series “B” Warrants. Each Series “B” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.52 per share for three years from the Effective Date, but no later than February 15, 2009. The Series “A” and “B” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

As of September 30, 2005, 10 warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006. 134 Series “A” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date but no later than February 15, 2008. 134 Series “B” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

9. Stock Options

On February 24, 2005, 495,000 stock options at $0.30 each were exercised.

On September 1, 2005, the Company granted 3,090,000 stock options to consultants and employees with an exercise price of $0.35 each and $0.40 each for 2,590,000 and 500,000 stock options, respectively, expiring on September 1, 2015. These stock options were all exercised on the date of grant.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost for stock options is recognized for stock options awards granted at or above fair market value. Had compensation expense for the Company’s stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company’s pro forma net loss and pro forma net loss per share would have been reflected as follows at September 30:

The fair values of the options grant during the nine-month period ended September 30, 2005, were from $0.13 to $0.14 each and were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumption used for those options granted during the nine-month period ended September 30, 2005: dividend yield of 0%, expected volatility of 132%, risk-free interest rate of 2.78%, and an expected life of 1 year.

Options outstanding at September 30, 2005 were 660,000 with option price of $0.30 each. No options were canceled or forfeited during the nine-month period ended September 30, 2005. The weighted average remaining contractual life is 1.81 years.

10. Related Party Transactions

During the three-month and nine-month periods ended September 30, 2005, the Company paid $9,182 and $19,571 to a director and an officer as wages and benefits.

As of September 30, 2005, the Company has an amount of $21,531 due from a company with a common director without interest or specific terms of repayment.

As of September 30, 2005, the Company has an amount of $500 due to a director of the Company for expenses advanced on behalf of the Company. The amount is non-interest bearing and is repayable on demand.

11. Segment and Geographic Data

The Company’s reportable segments are geographic areas and two operating segments, the latter comprised of mobile communication and ESL education. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

A. By geographic areas	China	Canada	Other	Total

Three months ended September 30, 2005

Revenue from continuing operations	$1,190,328	$53,100	$-	$1,243,428
Operating income (loss)	89,897	465	(1,994,662)	(1,904,300)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	765	-	765
Interest income	24,202	9	-	24,211
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	1	1

Three months ended September 30, 2004

Revenue from continuing operations	$888,082	$95,383	$-	$983,465
Operating income (loss)	(35,478)	68,768	(11,230)	22,060
Total assets	9,214,140	145,885	172,468	9,532,493
Depreciation	1,419	794	42	2,255
Interest income	30,282	8	-	30,290
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	172,251	172,251

Nine months ended September 30, 2004

Revenue from continuing operations	$218,298	$888,082	$-	$1,106,380
Operating loss	(17,354)	(34,781)	(42,734)	(94,869)
Total assets	145,885	9,214,140	172,468	9,532,493

Nine months ended September 30, 2003

Revenue from continuing operations	$221,323	$-	$-	$221,323
Operating loss	(50,334)	66	(79,461)	(129,729)
Total assets	176,499	5,956,305	479,094	6,611,898

	Mobile	ESL
B. By operating segments	communications	education	Other	Total

For the three months ended September 30, 2005
Revenue from external customers	$1,190,328	$53,100	$-	$1,243,428
Intersegment revenue	-	-	-	-
Interest revenue	5,310	9	18,892	24,211
Interest expense	-	-	1,077,275	1,077,275
Depreciation	-	569	196	765
Segment operation profit (loss)	7,221	7,697	(1,919,218)	(1,904,300)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

For the three months ended September 30, 2004
Revenue from external customers	$888,082	$95,383	$-	$983,465
Intersegment revenue	-	-	-	-
Interest revenue	6,711	4	23,575	30,290
Interest expense	-	-	-	-
Depreciation	1,419	746	90	2,255
Segment operation profit (loss)	(34,078)	38,032	18,106	22,060
Segment assets	1,887,804	124,528	7,520,161	9,532,493

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004

Revenues. The Company had revenues of $1,243,428 in the third quarter of 2005 compared to $983,465 in the third quarter of 2004 in the form of net sales of Mobile marketing services (Quicknet) of $1,190,328 and education courses (Windsor) of $53,100. The Company incurred operating expenses of $2,762,580 in the third quarter of 2005 compared to operating expenses of $709,908 in the third quarter of 2004. The Company had an operating loss of $1,904,300 in the third quarter of 2005, and a net loss of $1,886,229 compared to an operating income of $22,060 and a net income of $52,359 in the third quarter in 2004.

Business Segments

During the quarter, the Company had revenues in two segments:

    Mobile marketing services      $1,190,328
    Windsor - ESL Education       $    53,100

The cost of revenue in each segment was:

    Mobile marketing services       $368,552
    Windsor                                 $  16,596

The gross profit from each of the business segments was:

    Mobile                                    $821,776
    Windsor                                  $ 36,504
                                                       -----------
                                                        $858,280

Note: Quicknet is the operating subsidiary in China which provides mobile solutions such as mobile marketing services by cell phone advertisement to enterprises in China. On September 30, 2005, the Company acquired the remaining 49% of ownership of Quicknet through exercising its option under the original acquisition agreement.

Net Income/Loss per share: The per share loss for the third quarter of 2005 was $0.11, and the per share earnings for the third quarter of 2004 was $0.00

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2004

The Company had revenues of U.S$3,537,237 in the period ended September 30, 2005, compared to U.S.$1,106,380 in the same period in 2004. The Company had a cost of revenue of $946,636 in the period in 2005 compared to $279,870 in the same period in 2004. The revenue has been deferred into 12 months period which is the service period according to the US GAAP. The Company incurred expenses of $4,450,278 in the nine month period in 2005 and $921,379 in expenses in the period in 2004. The expenses in the nine month period in 2005 includes US$1,052,863 of intrinsic value of the conversion feature of the convertible debenture (see Note 7 of the financial statements for details), a 10% sales commission equal to $335,000, a 3% non-accountable expense allowance of $100,500 which is related to a convertible debenture completed on Aug.15, 2005 and US$126,000 stock-based compensation. Net cash provided by operating activities is US$1,791,120 in the nine month period in 2005 compared to US$306,567 in the same period in 2004. The operating (loss) in the periods in 2005 and 2004 were ($1,859,677) and ($94,869) respectively, after interest income of $60,625 and $59,846 in 2005 and 2004, respectively, and adjustment for minority interests (in QuickNet in 2005), the Company had a loss from continuing operation in the period in 2005 of ($1,937,501) and in 2004 of ($151,846). The net loss per share was $0.11 in the period in 2005 compared to ($0.01) in the period in 2004.

The Company expects the trend of losses to continue at about the same rate in the succeeding periods.

Business Segment Revenue

During the nine month period in 2005, the Company had revenues in two segments:

    Mobile marketing services             $3,376,829
    Windsor - ESL Education              $  160,408

The gross profit from each of the business segments was:

    Mobile marketing services             $2,473,807
    Windsor - ESL Education              $  116,794

Changes in Financial Condition:

At the end of the third quarter of 2005, Company had assets of $12,820,140 compared to $6,447,030 at year-end 2004. The current assets totaled $8,010,631 at the end of the third quarter of 2005 compared to $5,466,574 at 2004 year-end. Total current liabilities at the end of the third quarter of 2005 were $8,163,831 compared to $2,452,522 at 2004 year-end. At September 30, 2005 the Company had $ 7,634,523 in cash compared to $5,380,622 at year-end 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $7,634,523 at the quarter ended September 30, 2005. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the quarter ended September 30, 2005 it had $8,010,631 in current assets and current liabilities of $8,163,831.

The cash capital at the end of the period of $7,634,523 will be used to fund continuing operations.

Net cash flows provided by operating activities increased to $1,791,120 for the quarter ended September 30, 2005. On September 30, 2005, the Company acquired the remaining 49% of Quicknet that it did not own, and paid US$2,000,000 on September 30, 2005. Another US$2,000,000 will be paid before December 31, 2005, which is included as part of the accounts payable as of September 30, 2005. The Company raised US$1,115,000 through issuing common stock and US$3,350,000 through issuing convertible debentures during the quarter ended September 30, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any material risk with respect to changes in foreign commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Concentrations and Risks

During 2005, about 78 % of the Company's assets were located in China and 22% of the Company's assets were located in Canada. In addition, 96% of the Company’s revenues were derived from customers in China and 4% of the Company’s revenues were derived from customers in Canada.

In 2005 and 2004, the Company did not derive revenue from any one customer for more than 10% of its total revenue.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, Angela Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, other than as identified and discussed below for the quarter ended March 31, 2005, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. The foregoing statement, however, is subject to our earlier determination that that there were material weaknesses in our disclosure controls in our operations in China, that needed to be addresses by management, as follows.

We are in the process of implementing changes to our internal controls over financial reporting identified in connection with the Company’s evaluation of such controls as of the end of the period ended March 31, 2005. The changes which we are in the process of implementing could materially affect or are reasonably likely to materially affect those controls. These changes included corrective action taken with regard to the material weakness identified in the Company's Form 10-QSB for the period ended March 31, 2005.

The Company has implemented document control procedures for its subsidiary QuickNet in its manual. These include:

A.	Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, Beijing Quicknet; and

B.  Subscription accounting and tracking for its subsidiary in China, Beijing QuickNet.

The Company is still working on implementing such changes to our internal controls and procedures based on the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") and plans to finish such revisions by December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 7, 2005, we were sued by Sino-I Technology Limited for $88,270 for breach of warranty and a claim under a guaranty. Our counsel is vigorously defending this action.

No director, officer or affiliate of ours, and no owner of record or beneficial owner of more than 5.0% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 2. Changes in Securities

We raised $3,350,000 in a private placement of our securities, on a "best efforts, all or none" basis (the "Offering") of 134 units (the "Units"). The Offering was for $2 million with an over-subscription of up to $1,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and Class A Warrants and Class B Warrants, to purchase shares of common stock, $0.001 par value (the "Common Stock"). The Debentures are initially convertible at $.35 per share for 71,429 shares of Common Stock; mature on August 15, 2006 and accrue interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (LIBOR). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement concerning the securities sold in the Offering.

In addition, if for the 12 months ending August 15, 2006, the Company issues or sells any shares of Common Stock or any equity or equity equivalent securities (collectively, "Common Stock Equivalents") for a per share consideration less than the Conversion Price on the date of such issuance or sale (a "Dilutive Issuance"), then the Conversion Price shall be adjusted so as to equal the value of the consideration received or receivable by us (on a per share basis) for the additional shares of Common Stock or Common Stock Equivalents so issued. The same provision applies to the warrants ending on their Expiration Date.

Each Unit also includes: (i) Class A Warrants exercisable at $.44 per share to purchase 71,429 shares of Common Stock for two years from the Effective Date, but no later than February 15, 2008; and (ii) Class B Warrants exercisable at $.52 per share to purchase 71,429 shares of Common Stock for three years from the Effective Date, but no later than February 15, 2009. The Class A and Class B Warrants are subject to redemption by the us at any time commencing six months and twelve months, respectively, from the Effective Date; provided the average closing bid price of the Common Stock equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

If any Event of Default occurs and at any time thereafter, the principal amount, all accrued but unpaid interest on, and all other amounts payable under this Debenture may be declared, and upon such declaration shall become, immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are expressly waived. An Event of Default includes: failure to pay principal or interest when due; dissolution; an act of bankruptcy; foreclosures; certain judgments; failure to perform any agreement contained in the Debenture and related transaction agreements; default on other indebtedness; breach of any representation or warranty made in this transaction.

If payment of the outstanding principal amount of the Debenture, together with accrued unpaid interest thereon at the applicable rate of interest is not made by such Accelerated Maturity Date (any date prior to the Maturity Date), interest shall accrue (including from and after the date of the entry of judgment in favor of the Holder in an action to collect the Debenture) at an annual rate equal to the lesser of twelve percent (12%) or the maximum rate of interest permitted by applicable law.

Upon an Event of Default the Holder may (i) sue in equity or at law, or both, (ii) enforce payment of the Debenture, or (iii) enforce any other legal or equitable right of the holder of the Debenture.

Pursuant to the Registration Rights Agreements entered into between the Company and the investors, the Company agreed to file the registration statement covering the resale of all shares underlying the Debentures and Warrants no later than September 15, 2005. If such registration statement was not filed by September 15, 2005, or declared effective within 90 days following the filing of such registration statement, and/or certain other events occur, the Company shall pay to each investor liquidated damages equal to 2% of the purchase price per month up to an aggregate of 16% of the purchase price.

The Closing occurred on August 15, 2005, and we received total gross proceeds of $3,350,000 and net proceeds of approximately $2,866,000, after deducting fees payable to the placement agent and expenses of the Offering. These fees included a 10% sales commission equal to $335,000, a 3% non-accountable expense allowance of $100,500 (less $25,000 that was already paid as a non-refundable advance), as well as other transaction and legal expenses payable by the Registrant.

The net proceeds received in the Offering will be used to support the growth of our fixed assets and sales support offices, to launch our next four mobile business solutions: Office Automation Solutions, Mobile Banking, Mobile Tax Services, and SMS-based Services for Police, to open approximately 15 small sales support offices throughout China and to identify, analyze and finalize opportunities for the acquisition of other mobile solution companies in China intended to deliver respective synergistic benefits. Other remain ing proceeds from this Offering will be used for research and development, and for working capital and general corporate uses. Included in this amount is $250,000 to develop an investor relations/public relations program.

The Units were offered to certain institutional and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

In addition to the financing described above, on November 3, 2005, we adopted a 2006 Non-Qualified Employee Stock Compensation Plan and filed a Registration Statement on Form S-8 with the Commission in connection therewith, which registered 2,000,000 shares of common stock for awards and 2,000,000 shares of common stock for issuance upon exercise of underlying stock options. To date, none of the shares of common stock have been awarded and issued by the Compensation Committee.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on July 1, 2005, and the following actions were passed by a majority vote of our outstanding shareholders entitled to vote thereat: (a) We elected two directors to hold office until the next annual meeting of shareholders and qualification of their respective successors; (b) the appointment of Moen and Company, as Independent Accountants for the annual period ending December 31, 2004, was ratified; (c) the number of authorized shares of common stock was increased to 500 million shares; and (d) the 2005 Stock Option Plan was adopted.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibits are incorporated by reference.

Current Reports on Form 8-K:

(a) On August 26, 2005, we filed a Form 8-K with the Commission.
(b)	On August 18, 2005, we filed a Form 8-K with the Commission.
(c)	On August 5, 2005, we filed a Form 8-K with the Commission.
(d)	On July 7, 2005, we filed a Form 8-K with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

Date: November 10, 2005	By:	/s/ Angela Du
Angela Du Chief Executive Officer and Principal Accounting Officer

Date: November 10, 2005	By:	/s/ Ernest Cheung
Ernest Cheung Principal Financial Officer