Form 10KSB
period 2005-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-04-18
CIK 1082603

 UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

        [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the fiscal year ended December 31, 2005

        [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from  _______ to _______

Commission file number 0-26559

CIK No. 0001082603

CHINA MOBILITY SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

Florida	330-751560
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

#900-789 West Pender Street, Vancouver, B.C.	V6C 1H2
(Address of Principal Executive Offices)	(Zip Code)

(604) 632-9638
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.001 Par Value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

State issuer's revenues for its most recent fiscal year: $4,902,628

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 27, 2006: $7,004,084.50 at $0.35 per share.

 Number of outstanding shares of the Registrant's $.001 par value common stock, as of March 27, 2006: 20,011,792.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

    (a)     General Description and Development of Business.

PREVIOUS HISTORY

On September 6, 1996, the Company was incorporated under the laws of the State of Florida under the name of Placer Technologies, Inc. It conducted an initial public offering of 200,000 shares @ $0.25 per share to achieve $50,000 in capital. In December 1996, pursuant to a Rule 15c2-11 filing, the Company obtained approval to have its Common Stock quoted on the OTCBB, which is a national quotation service maintained by the NASD.

The Company's initial primary service consisted of developing web home pages for small businesses in the U.S.A. It generated minimal revenues in 1996.

On April 2, 1997, the Company acquired a 100% interest in Infornet Investment Limited ("Infornet"), a Hong Kong corporation. In August 1997 Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd. ("Xin Hai"). Xin Hai was an experienced internet-related services provider, but the business suffered loses and was sold and discontinued in 2001.

On June 11, 1997, the Company purchased a 100% interest in Infornet Investment Corp., a British Columbia corporation. Infornet Investment Corp. is the subsidiary that manages daily operations of the Company.

On July 24, 1998, the Company changed its name from Placer Technologies, Inc. to Xin Net Corp.

In June 2004, the Company changed its name to China Mobility Solutions, Inc. concurrent with a one-for-three reverse split.

On June 23, 2004, the Company consummated the acquisition of a 49% interest in Beijing Quicknet Technology Development Corp., a company organized under the laws of the Peoples’ Republic of China (“Quicknet”), pursuant to a share purchase agreement. The Company issued 6,120,000 shares of its common stock as payment. On September 30, 2005, the Company indirectly, through an affiliate, acquired control of the remaining outstanding shares of common stock of Quicknet, and paid US$2,000,000 on September 30, 2005 and an additional US$2,000,000 on or about December 31, 2005. See the discussion under the heading “Quicknet Acquisition” set forth below.

CORPORATE OVERVIEW

China Mobility Solutions’ structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

China Mobility Solutions, Inc.
(Florida, U.S.A.)

Infornet Investment Corp. (100% Owned) (BC, Canada)	Infornet Investment Ltd. (100% Owned) (Hong Kong)
Windsor Education Academy Inc. (100% Owned) (BC, Canada)	Beijing ShiJiYingFu Consultant Corp. Ltd. (100% Owned) (Beijing, China)
Xinbiz Corp. (100% Owned) (British Virgin Islands) (Dormant)	Xinbiz Ltd. (100% Owned by Xinbiz Corp.) (Hong Kong) (Dormant)
Beijing QuickNet Technology Development Corp. (49% Owned and 51% Indirectly Owned and Controlled ) (Beijing, China)

The Company incorporated Xinbiz Corp. (British Virgin Islands) on January 14, 2000 and its subsidiary Xinbiz Ltd. (Hong Kong) on March 10, 2000. Both of these companies are wholly owned subsidiaries. Xinbiz Corp. and Xinbiz Ltd. did not have any operations in the past three years.

Through its wholly owned subsidiary, Infornet Investment Ltd. (Hong Kong), the Company formed a joint venture with Xin Hai Technology Development Ltd. for upgrading telecommunication technology and services in the PRC. This evolved into an internet-focused service provider and e-commerce solutions business. However, the Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services and to discontinue Internet access provision services. On June 22, 2001, the Company entered into an agreement to sell its ISP assets (Xin Hai). The price for the sale was $700,000 (USD) payable to the Company in Renminbi at the official exchange rate. As of December 31, 2003, $500,000 had been received for the transaction. A loss provision of $200,000 was made against the balance of the sales price as the Company determined that the purchaser will not be able to pay the remaining balance.

Since the Company started its Internet-related business in The People’s Republic of China (“PRC” or “China”), it has seen rapid growth in Internet use in China; but it has also seen an equal, if not greater, growth in companies entering this arena. As a result, the industry experienced severely reduced operating margins and continued losses. Although the Company was considered an early leader in the domain name registration field, due to the lack of adequate funding, future growth potential against the many competitors was limited at best. The Company had struggled for several years to break even and was hoping for required funding to grow, but the plan was nullified when the funding failed to materialize. As China becomes more and more open according to the terms of the World Trade Organization, the world's largest, well-funded companies have been given access to the China market and have seriously compromised the Company's competitive position.

In February 2003, the Company signed an agreement to sell the Company's China assets (domain name registration) to a subsidiary of Sino-i.com Limited, a Hong Kong Stock Exchange listed company, for a total consideration of RMB 20 million (approx. US$ 2.4 million). The Company has received the entire purchase price, and the divestiture was completed in 2004.

Education Business

In 2002, the Company redirected its resources to the education and training field. On January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc. (“ Windsor”), a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total consideration was CAD$ 200,000 (about US$128,000). Windsor is government-certified and received a number of ESL students from the Provincial Government of British Columbia, but all government programs involving Windsor ended March 31, 2005. Windsor Academy has a campus in Richmond, British Columbia. They are equipped with personal computers and standard classroom fixtures. Because of the outbreak of SARS, and its implications for public health and travel to and from China, the Company could not consummate any other major acquisitions in China and in Hong Kong during a one-year period beginning in March 2003 and, therefore decided to maintain the operation of Windsor while looking for other opportunities.

Office Location

China Mobility Solutions, Inc. currently maintains an office at: #900 - 789 West Pender Street, Vancouver, BC Canada V6C 1H2 (telephone number is 1-604-632-9638).

Quicknet Acquisition

On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China by signing a Purchase Agreement (the “Quicknet Purchase Agreement”). Quicknet is engaged in the development of software for mobile/wireless communication and for Short Message Services ("SMS"). The Company acquired the 49% equity interest from Quicknet shareholders in exchange for the Company’s issuance of 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share (2,040,000 post-reverse split shares at a market price of $0.27 per share for a total of $550,800). In June 2004, the Company signed a Purchase Agreement (the “Chinaco Purchase Agreement”) with Beijing Shi Ji Rong Chuang Service & Technology Co., Ltd., a local China company (“Chinaco”), which then owned 2% of the equity interest of Quicknet having purchased a 1% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu. Under the Chinaco Purchase Agreement, the Company was granted the right to purchase 100% of the equity of Chinaco for nominal consideration, solely when Chinese law permits such sale. Chinaco is owned by two senior officers of the Company who have Chinese citizenship. Due to current government restrictions on foreign ownership of telecommunication companies in China, the Company was not permitted to acquire the additional 2% of the equity interest of Quicknet that is still held by Chinaco. At present, foreign investors such as the Company can only own up to 49% of telecommunications and related businesses in China. The 2% Chinaco interest will only be transferred to the Company at such time as Chinese law permits increased ownership of telecommunications and related businesses by foreign investors such as the Company. Chinese law does not currently permit such transfer, therefore, Chinaco has granted an unconditional, irrevocable proxy, without time limit, to the Company. Through the above-described proxy, the Company can appoint all directors and officers of Quicknet and therefore directly and indirectly controls 51% of the equity interest of Quicknet through its own equity ownership and its control of Chinaco.

Under the Quicknet Purchase Agreement, the Company had an option to acquire the remaining 49% equity interest in Quicknet through Chinaco from the Quicknet Shareholders within the first year for $4,000,000. The Company also had an option to acquire this remaining 49% equity interest in Quicknet within the second year for $5,000,000. The Quicknet Purchase Agreement provided that the Company could pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash could be negotiated between both parties. The Company exercised its right to purchase the remaining 49% interest in August 2005 (the “Option Exercise”), by having Chinaco purchase a 24.5% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu, for a total of 49% interest.

As previously mentioned, pursuant to the Chinaco Purchase Agreement, the Company was granted the right to acquire 100% of the equity of Chinaco, if and when Chinese law permits. The Company directly owns 49% of Quicknet and through Chinaco, indirectly controls a combined total of 51% equity interest, and thus controls a total 100% of Quicknet. The Company has the right to appoint all of the directors of Beijing Quicknet.

Until such time, if ever, that Chinese law permits the transfer of a controlling interest in Quicknet, the Company will maintain control of Quicknet under its Quicknet Purchase Agreement, Chinaco Purchase Agreement, and August 2005 Option Exercise. However, currently, the Company will be unable to directly own the remaining 51% interest held by Chinaco.

The Company exercised the option to purchase the remaining 49% of Beijing Quicknet in August 2005, within the first year from the Closing Date, for the agreed-upon purchase price of US$4,000,000. The purchase price had been paid in the form of cash. On September 30, 2005, the Company paid US$2,000,000, and paid another US$2,000,000 before December 31, 2005.

The Company raised (a) US$1,255,000 through issuing common stocks  upon the exercise of options and (b) US$3,350,000 through issuing senior convertible debentures and Class A Warrants and Class B Warrants in 2005 in an offering exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

Discontinued Internet Services

Up until late 2002, the Company’s business was focused on domain name registration, web hosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the PRC to offer online site registration. In October 1999, ChinaDNS was approved as an Official Agent of Network Solutions, Inc.

Due to the continued loss on operations ($254,035 in 2002), in 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise, an ASP, for about $2,400,000, a sale which was completed in 2004. We are treating the DNS business as discontinued operations at this time, as China Enterprise is in full control of the assets.

CURRENT BUSINESS

Mobile Solutions for Businesses in China

The Company is focusing on providing mobile solutions to many diverse corporations across China. With its rapidly growing client base, the Company hopes to become one of the largest providers of mobile business solutions in China. The first product launched was mobile marketing solutions for enterprises, which has been in operation since 2003. In the summer of 2005, two new products were launched: a ‘push’-based mobile email system and an office automation system.

Education and Training

The Company is currently offering English as a Second Language (ESL) and related courses through Windsor Education Academy at the Richmond campus.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Mobile Solutions: Quicknet in China

(1)     Products and Services:

        Mobile Marketing

The first mobile solution launched by the Company was mobile marketing. Mobile marketing is the use of the mobile medium as a communications and entertainment channel between a brand and an end-user. Mobile marketing is the only personal channel enabling spontaneous, direct, interactive and/or targeted communications, any time, any place. Mobile marketing can be used in a wide variety of ways:

•	For customer acquisition
•	For customer retention
•	For loyalty building
•	As a sales promotion tool
•	To support product launches
•	To raise brand awareness
•	For internal communications
•	As a redemption / coupon tool
•	For direct marketing
•	As an effective business-to-business communications vehicle
•	As an additional revenue stream
•	To be able to offer time / location specific offers
•	As a channel for delivering ring tones and logos

China had almost 400 million mobile phone subscribers as of the end of 2005, and management believes there will continue to be increasing demand from enterprises to reach this large market by using mobile phones as a new media for their marketing.

        Mobile Email

China Mobility Solutions launched its mobile email system in June 2005. We developed the mobile email system with push-based technology that delivers email to the recipient’s cell phone. The “push” technology means that email does not have to be retrieved but is automatically delivered.

The email system is appropriate for companies hoping to offer their customers a quality cell phone-based email system, and for use within companies to improve communications between employees. We intend to continue developing improvements and extensions of the system and to integrate it into many of our mobile business solutions.

Since the debut of our newly developed mobile email system, we have completed a successful road show in June and July of 2005. We have also discussed possible bundle services with several PC manufacturers and mobile phone manufacturers, and signed a contract with Lenovo to distribute our mobile email system.

        Mobile Business Automation

China Mobility’s Office Automation product was launched in August 2005. The system provides staff with enhanced access to the information they need when they need it, helps to eliminate paperwork, and changes/streamlines many business processes.

Our office automation solution benefits clients in the areas of CRM, sales force management, communications and inventory. Our technology also facilitates the sending of messages and notices to employees and customers. The tool is especially useful for companies with field-based salespeople because it allows the salespeople to access information in the Company’s central database while at the client’s site. Through SMS, salespeople can have access to useful information like current rates, technical specifications, client information, and inventory levels. They can also order products, book meetings, coordinate with other salespeople, and make reports through SMS. The office automation solution is designed to give sales reps a competitive edge through instant response to information needs, to help them close sales and generally be more productive in the field. Managers are able to approve verifications and other enquiries that are submitted by employees via their cell phones. Companies are able to send out service information, accept customer inquiries and reply to customer questions via SMS.

Some of the advantages of our office automation product are:

•	It enables sales representatives to deliver information at point-of-contact in the field, via SMS;
•	The user-company can configure the mobile field sales solution to model their unique sales needs with two-way communications;
•	The solution can integrate critical customer information from back office records or legacy systems, giving the field sales team relevant information to complete an order;
•	It can receive up-to-the-minute input from the field, providing real-time information for decision-making support from the office;
•	Applications can support hundreds of simultaneous users and require no in-house program development.

The office automation tool also allows a company to communicate easily and effectively with its salespeople while they are in the field. Companies can send memos to employees to coordinate meetings, announce social events, or manage work schedules. It also allows salespeople to communicate among themselves more efficiently and for a lower cost than cellular phone conversations.

Our office automation product allows companies to improve internal communications in all areas, which can improve efficiency, reduce costs, increase revenues, improve employee productivity and improve customer satisfaction.

(2)     Method of Distribution and Marketing: Mobile Solutions

The Company will use four outlets to approach the market for its mobile business solutions: agents, mobile carriers, in-house sales staff and sales support branches. The Company also uses strategic partnership with industry leaders, print media, on-line advertisement, SMS campaigns, events and seminars as marketing tools.

Education and Training

(1)     Educational Products and Services

Windsor provides ESL (English as a Secondary Language) and related courses in B.C. Canada. Windsor Education received a number of ESL students from the Provincial Government of British Columbia under government programs, but all government programs involving Windsor ended March 31, 2005.

In the past several years, supplementary education has become a multi-billion dollar business in China, the most popular being Foreign Schools, English Training, Data Processing, and Accounting. Started several years ago, this trend is still increasing and with the integration of China into the world community as well as the growth in personal disposable income. Windsor plans to capitalize from this growth by providing North American courses into Chinese market.

(2)     Method of Distribution and Marketing: Education

Windsor Education Academy uses the printed media as well as recruitment agents to attract students. Word of mouth is also an important endorsement.

EMPLOYEES OF SUBSIDIARIES

At the end of December 31, 2005, QuickNet had approximately 94 employees. About 39% are technical support, 30% are in sales and marketing, 17% are R&D and the rest are administrative personnel. The actual number of employees changed during the year and will change according to the expansion of the Company in the future.

At the end of December 31, 2005, Windsor had six employees, consisting of three full and part time teachers and three administrative personnel. The key to success is the ability to attract students. The number of employees will change as the students change. There is no collective bargaining unit at the academy.

DEPENDENCE ON CLIENT BASE

For the mobile solutions business, we have signed contracts with a number of clients for varying types of marketing. The Company is relying on its agents, mobile carriers, in-house sales staff and supporting sales branches, as well as media and other marketing channels to increase its client base.

For the Education Services, there are approximately several dozen students every month. Windsor is relying on the printed media, word of mouth, recruiting agents and other marketing channels to increase the number of students.

Backlog of Orders: None.

Government Contracts: Windsor Education received a number of ESL students from the Provincial Government of British Columbia under government programs, but there is no commitment beyond the individual student's referral to our subsidiary. All government programs involving Windsor ended March 31, 2005.

COMPETITIVE CONDITIONS

Mobile Solutions

The Chinese economy has been among the fastest growing in the world for the past several years. China's economy grew 9.5% in 2004 with growth at the same rate in 2005. China has one of the largest and fastest-growing telecommunications markets in the world, and the mobile phone sector in particular has become the world's number one, with almost 400 million subscribers by the end of 2005. Mobile solutions, which use mobile phones as a new media, have created a large market in China. There are two types of markets in this field: the individual market and the corporate market. Competition in the individual market is fiercer than the corporate market since the individual market is very saturated and there are a large number of large and small competitors, thus has become less lucrative. Being early in the corporate market and possessing a database of nearly 500,000 corporate customers from its previous operations, the Company will have more growth potential than if the Company targeted the highly competitive consumer mobile market.

Education Services

In Windsor's business, the supplementary education and training market is very fragmented, there are very few large schools and numerous small ones, established mostly in larger cities worldwide. There are many keys to a school's success, such as: the quality of its curriculum and graduates, teachers and facilities, certifications and diplomas offered, location and accessibility, marketing and advertising, variety of programs offered, etc. The Company is striving to maintain its current level, exploring more opportunities from government projects, seeking cooperates with other schools in mainland China. However, the Company is focusing on its mobile solution business, rather than education services.

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

In China, the Company relies on the advice of Chinese legal counsel to maintain compliance with all laws, rules, regulations and government policies in China. The telecom industry is subject to extensive government regulation, which regulations have been changing rapidly, and there is no assurance that the Company will not be adversely impacted by such regulations in the future.

On the Education Services side, Windsor Education Academy Inc. is governed by the Laws of the Province of British Columbia, Canada. The Company is fully licensed to conduct its business in the Province. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.

(a)     Local Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a local level in Canada.

(b)     National Regulations

The Company cannot determine to what extent its future operations and earnings may be affected by new legislation, new regulations or changes in existing regulations on a national level.

The value of the Company’s investments in the PRC may be adversely affected by significant political, economic and social uncertainties in the PRC. Any changes in policies by the government of the PRC could adversely affect the Company by, among other factors, changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, the expropriation or nationalization of private enterprises, or political relationships with other countries.

(c)     Parents and Subsidiaries

Parent:

CHINA MOBILITY SOLUTIONS, INC., a Florida corporation

Subsidiaries:

INFORNET INVESTMENT CORP., a British Columbia corporation (100% owned)
INFORNET INVESTMENT LTD., a Hong Kong corporation (100% owned)
XIN BIZ CORP., a BVI corporation (100% owned) (Dormant)
XIN BIZ LIMITED, a Hong Kong corporation (100% owned subsidiary of XIN BIZ Corp.) (Dormant)
WINDSOR EDUCATION ACADEMY, INC., a British Columbia corporation (100% owned)
BEIJING SHIJIYINGFU CONSULTANTING CORP., a Chinese corporation (100% owned subsidiary of Infornet Investment Ltd.)
BEIJING QUICKNET TECHNOLOGY DEVELOPMENT CORP. a Chinese corporation (49% owned subsidiary of Infornet Investment Ltd. But through contracts and proxy arrangement, the Company directly and indirectly controls and owns 100% of Beijing Quicknet.)

The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.)

BUSINESS SEGMENTS

During the year, the Company had revenues in two segments:
Mobile marketing services	$4,703,348
Tuition fees	199,280
The cost of revenue in each segment was:
Mobile marketing services	$1,372,707
Tuition fees	54,584
The gross profit from each of the business segments was:
Mobile marketing services	$3,330,641
Tuition fees	144,696

Total	$3,475,337

The Company also carries deferred revenue of $3,053,282 for its SMS business in China and its education and training business.

ITEM 2. DESCRIPTION OF PROPERTIES

China Mobility Solutions, Inc. currently maintains a leased office of approximately 800 square feet at: #900- 789 West Pender Street, Vancouver, BC Canada V6C 1H2 (telephone number is 1-604-632-9638). The term of the lease is month by month at a monthly rental of $800 from a non-affiliated landlord. It also leases an office as its headquarters in Beijing, at Room 601, 6/F, YinHai Building, No.10, ZhongGuanCun Road, HaiDian District, Beijing, China. 100081, and leases offices in Shanghai and in Shenzhen. The term of the lease in Beijing is for 1.5 years ending June 30, 2007 at a monthly rental of about $11,000 from a non-affiliated landlord. Windsor Education Academy currently rents approximately 1000 square feet at 2120 and 2125 8766 McKim Way, Richmond, BC, Canada. The term of the lease is for 1 year ending August 1, 2007 at a monthly rental of $1500 from a non-affiliated landlord.

(a) Real Estate: None

(b) Equipment, library, and furniture at December 31, 2005: $6,248.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this report, the only legal proceedings to report were that:

On Feb. 7, 2005, China Mobility Solutions, Inc. was sued by Sino-I Technology Limited for $88,270 for breach of warranty and a claim under a guarantee. Our lawyer submitted a Notice of Motion to the plaintiff's lawyer on March 7, 2005. There has been no further response from the plaintiff’s lawyer. Regardless of the outcome of this motion, the Company intends to vigorously defend the suit.

No director, officer or affiliate of China Mobility Solutions, Inc., and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

See Item 6. “Management’s Discussion and Analysis or Plan of Operation” for information concerning the Company’s receipt of a notice of default from a debenture holder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 8, 2005, the Company finalized and mailed to shareholders, a Definitive Proxy Statement on Schedule 14A. At the Company’s Annual Meeting of Shareholders held on July 28, 2005, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

1.	To elect two directors to hold office until the next annual meeting of shareholders and qualification of their respective successors.

Name of Director	Votes for	Votes Withheld

Xiao-qing (Angela) Du	8,753,275	54,967
Ernest Cheung	8,713,544	94,698
Greg Ye	8,763,379	44,863

2.	To ratify the appointment of Moen and Company, as Independent Accountants for the annual period ending December 31, 2004.

For: 8,758,128 Against: 41,080  Abstain:9,034

3.	To increase the Company's authorized shares to 500 million shares of common stock.

For: 8,543,163 Against: 234,778  Abstain: 30,301

4.	To adopt the 2005 Stock Option Plan.

For: 8,904,561 Against: 213,829  Abstain: 33,752

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “CHMS.OB”. The following table sets forth high and low bid prices of the common stock for years ended December 31, 2004 and December 31, 2005 as follows:

	Bid (U.S. $)
	HIGH	LOW
2005
First Quarter	0.45	0.38
Second Quarter	0.44	0.38
Third Quarter	0.69	0.36
Fourth Quarter	0.59	0.33

2004
First Quarter	0.27	0.10
Second Quarter	1.01	0.09
Third Quarter	0.65	0.16
Fourth Quarter	0.68	0.18

Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

Because of the rules and regulations governing the trading of small issuers’ securities, the Company's securities are presently classified as "Penny Stock", a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ, at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of an "established public trading market". The public trading market is presently limited as to the number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

Holders

(b) As of December 31, 2005, China Mobility Solutions, Inc. had approximately 160 shareholders of record of the common stock. Approximately 5000 shareholders held stock in street name.

Dividends

(c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

    The following table sets forth, as of December 31, 2005:

•
the number of shares of the Company's common stock issuable upon exercise of outstanding options, warrants and rights, separately identified by those granted under equity incentive plans approved by the Company's stockholders and those granted under plans, including individual compensation contracts, not approved by the Company's stockholders (column a),

•	the weighted average exercise price of such options, warrants and rights, also as separately identified (column b), and

•	the number of shares remaining available for future issuance under such plans, other than those shares issuable upon exercise of outstanding options, warrants and rights (column c).

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,500,000	none	410,000
Equity compensation plans not approved by security holders	660,000 4,000,000	US$0.30 none	0 4,000,000
Total	8,176,667	US$0.30	4,410,000

Recent Sales of Unregistered Securities.

During the year ended December 31, 2005, the Company obtained an aggregate US$1,255,000 from the exercise of options.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

    None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward-looking statements not to occur or be realized. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Potential risks and uncertainties include, among other things, such factors as:

•	our business strategies and future plans of operations,

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•	the market acceptance and amount of sales of our products and services,

•	our historical losses,

•	the competitive environment within the industries in which we compete,

•
our ability to raise additional capital, currently needed for expansion, the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.

Persons reading this report should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

In the summer of 2005, the Company launched two new solutions: a mobile email system and an office automation system. The Company added two new directors to the Board of Directors in 2005: Bryan D. Ellis and Greg Ye. On September 30, 2005, the Company exercised its option to purchase the remaining 49% interest of Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), the Company’s subsidiary in China. The purchase price of US$4,000,000 (four million U.S. dollars) was paid in two installments. The Company now directly and indirectly owns and controls 100% of Beijing Quicknet, and has the right to appoint all of the directors. On August 15, 2005, the Company completed a $3.35 million dollar senior convertible debenture financing and Class A Warrant and Class B Warrant offering. In 2005, the Company issued common shares and raised $1, 255,000. In November, 2005 the Company signed a key contract with Lenovo, the world's third largest PC manufacturer. According to the agreement, Lenovo will distribute the Company’s new mobile email system through Lenovo’s extensive retail sales network throughout China. China’s mobile phone market is the largest in the world, and continues to grow at an astonishing rate. There were almost 400 million cellular phone customers in China as of the end of 2005, and more than 4 million new users were added every month. Currently there are about 1 billion SMS sent every day in China, accounting for one third of the world's traffic and generating about US$400 million revenue annually. With the penetration rate around 30%, however, there is still considerable room for growth in the Chinese mobile market. Pacific Growth Equities of San Francisco foresees 500 million mobile phone users in China by 2007. The Company's mobile marketing, mobile email, and mobile office automation solutions provide practical and useful solutions to businesses based on the very effective and highly popular medium of mobile phones and SMS. The Company’s SMS marketing services in particular are targeted to enterprises that want to take advantage of the enormous market available through SMS marketing.

 WORKING CAPITAL NEEDS

On the Mobile Solution Services side, the working capital needs arise primarily from: the need for capital to expand existing capacity of Quicknet services, to open more offices in other major cities, to launch new value-added services, to acquire other companies that will complement the services offered by us.

On the education services side, the Company will use the working capital to explore the local market, launch new courses, set up new market campaign, sign up with more agents, both domestic and international agents and provide some marketing materials and financial support to those agents.

The Company will focus on Mobile Solution Services and use limited working capital for the education services.

FUTURE STRATEGY

The Company accumulated nearly 500,000 corporate leads from its previous domain name registration and web hosting services in China. Completion of the acquisition of Beijing Quicknet gives the Company an opportunity to capitalize in this rapidly growing market, and it also gives the chance for Beijing Quicknet to solicit these corporate leads to attempt to generate more revenue. Quicknet plans to grow organically by launching more products, but may also grow by acquiring other companies that will complement services offered by us.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $6,138,609 at year-end 2005. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital-raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $6,412,893  in current assets and current liabilities of $6,765,295, primarily as a result of deferred revenues received prior to the services being performed.

The cash capital at the end of the period of $6,138,609 will be used to fund continuing operations. Financing activities have provided more than US$4.6 million in cash, and continuing operations have provided more than US$750,000 in cash in 2005.

Net cash flows provided by operating activities is $155,245 for the year ended December 31, 2005.

On September 30, 2005, the Company acquired the remaining 49% of Quicknet, paying US$2,000,000 on September 30, 2005. Another US$2,000,000 was paid before December 31, 2005. The Company raised US$1, 255,000 through issuing common stocks and US$3,350,000 through issuing convertible debentures and warrants in 2005.

On August 15, 2005, the Company raised $3,350,000 in a private placement of its securities, on a “best efforts, all or none” basis (the “August 2005 Offering”) of 134 units (the “Units”). The August 2005 Offering was for $2 million with an over-subscription of up to $1,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the “Debentures”), and Class A Warrants and Class B Warrants, to purchase shares of common stock, $0.001 par value (the “Common Stock”) of the Registrant. The Debentures are initially convertible at $.35 per share for 71,429 shares of Common Stock; mature on August 15, 2006 and accrue interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (LIBOR). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the “Effective Date”) of the registration statement concerning the securities sold in the August 2005 Offering.

The Class A and Class B Warrants are subject to redemption by the Company at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the Common Stock equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

If any Event of Default occurs and at any time thereafter, the principal amount, all accrued but unpaid interest on, and all other amounts payable under the Debenture may be declared, and upon such declaration shall become, immediately due and payable without presentment, demand, protest, or other notice of any kind, all of which are expressly waived. An Event of Default includes: failure to pay principal or interest when due; dissolution; an act of bankruptcy; foreclosures; certain judgments; failure to perform any agreement contained in the Debenture and related transaction agreements; default on other indebtedness; breach of any representation or warranty made in this transaction.

On January 18, 2006, the Company received a letter (the "Default Letter") from the attorney for the Holder of $500,000 principal amount of the Company's Debentures stating that the Company was in default of the Transaction Agreements issued in connection with the Debentures by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 Registration Statement and the filing of the Form S-8 prior to the effectiveness of the Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Default Letter was withdrawn while the parties tried unsuccessfully through February 2, 2006 to resolve the dispute. The Company denies that it is in default of the Transaction Agreements and will vigorously defend any action which might be brought against it.

Since no settlement was reached by January 31, 2006, the Default Letter is in effect retroactive to when it was received. The Holder declared the entire balance of the Debenture immediately due and payable.  Accordingly, as of January 17, 2006, the aggregate amount of principal and interest claimed to be owed by the Company was $629,868.15, with interest claimed to accrue at the rate of 12% per annum, pursuant to Section 1(e) of the Debenture. The Company and the debenture holder are in active negotiations to settle this dispute.

The Company has revenues from its mobile marketing services and other mobile solutions through Beijing QuickNet and tuition fees from Windsor Education Academy ("Windsor"). However, capital from additional private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations. As of December 31, 2005, 10 old Series “B” warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006. These warrants expired as of March 31, 2006. 134 new Series “A” warrants issued in the August 2005 Offering were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date, but no later than February 15, 2008. 134 new Series “B” warrants were outstanding issued in the August 2005 Offering which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009. There were 660,000 options outstanding at December 31, 2005 at the exercise price of $0.30 per share.

Changes in Financial Condition:

At December 31, 2005, the Company's assets were $11,222,363 compared to $6,447,030 at December 31, 2004. The current assets totaled $6,412,893 at 2005 year-end, compared to $5,466,574 at 2004 year-end. The current continuing operations had brought in $4,902,628 revenue by December 31, 2005, compared to $2,170,766 in year 2004. There was deferred revenue of $3,053,282 at December 31, 2005 compared to $2,111,698 in 2004. Net cash provided by continuing operations was $757,987 at December 31, 2005. The Company had $6,138,609 in cash by the year-end compared to $5,380,622 a year ago. These changes were caused by the rapidly increase mobile solution market in China. Total liabilities at year-end 2005 were $6,765,295 compared to $2,452,522 at 2004 year-end.

The Company raised US$1,255,000 through issuing common stock and US$3,350,000 through issuing convertible debentures and warrants in 2005.Total outstanding common shares as of December 31, 2005 were 20, 011,792.

On September 30, 2005, the Company acquired the remaining 49% of Quicknet, and paid US$2,000,000 on September 30, 2005. Another US$2,000,000 was paid before December 31, 2005.

Need for Additional Financing:

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, but it will have to seek loans or equity placements to cover longer term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

If future revenue declines, or operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of its assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

From the aspect of whether it can continue toward the business goal of maintaining and expanding the business in Canada and develop the business of mobile solution services in China, it may use all of its available capital.

The effect of inflation has not had a material impact on its operation, nor is it expected to in the immediate future.

Although the Company is unaware of any major seasonal aspect that would have a material effect on the financial condition or results of operations, the first quarter of each fiscal year is always a financial concern. It is not uncommon for companies to shut down their operation or operate on a skeletal crew during the Chinese New Year holiday. Therefore, in effect, the first quarter really has only two months for generating revenue.

Market Risk:

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

Revenues. The Company achieved revenues of $4,902,628 in 2005, compared to $2,170,766 in 2004, in the form of net sales of mobile solution services and tuition fees from its subsidiaries: QuickNet and Windsor. The gross profit in 2005 was $3,475,337 compared to $1,697,531 in 2004.

Operating Expenses. The Company incurred operating expenses of $11,454,523 in 2005, compared to operating expenses of $1,939,747 in 2004 due largely to the inclusion of the “Fair Value of Warrants Issued”, in our August 2005 Offering, which accounts for $6,891,486. Advertisement, general expenses and salaries were also increased due to the increased sales scale.

Loss from Continuing Operations. Loss from continuing operations for 2005 was ($9,163,453) compared to the 2004 operating loss of ($258,772). This was caused largely by the inclusion of the “Fair Value of Warrants Issued”.

Net Income. Net Loss to Common Stockholders in 2005 was ($9,163,453) in contrast to a Net Income of $3,018,672 in 2004. This was caused largely by the inclusion of the “Fair Value of Warrants Issued”.

Earnings per Share. Loss per share is ($0.52) in 2005 compared to earnings per share of $0.20 in 2004. This was caused largely by the inclusion of the “Fair Value of Warrants Issued”, which accounts for $6,891,486. Operating earnings in 2005 were ($0.52) per share compared to a loss of ($0.02) per share in 2004.

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

On the Education Services side, we have operated for the past three years and competition is very fierce in the market. The Canadian government has tightened its budget on English training for new immigrants, which lead to the termination of government funding for Windsor, and this change had negative effects on the revenue of Windsor Education Academy. The Government-supported ELSA courses held at Windsor Education Academy ended by March 31, 2005.

Recent Accounting Pronouncements:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries as outlined in Note 2 to the Company’s Consolidated Financial Statements. All significant inter-company transactions and balances have been eliminated on consolidation.

On October 2002, the FASB issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which applies to the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. This statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002, and is not applicable to the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and "Accounting for Stock-Based Compensation". This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 "Interim Financial Reporting" to require disclosure about those effects in interim financial information. The Company will adopt the disclosure provisions and the amendment to APB No. 28 to be effective for interim periods beginning after December 15, 2002.

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

The American Institute of Certified Public Accountants has issued an exposure draft SOP "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment ("PP&E")". This proposed SOP applies to all non-government entities that acquire, construct or replace tangible property, plant and equipment including lessors and lessees. A significant element of the SOP requires that entities use component accounting retroactively for all PP&E assets to the extent future component replacement will be capitalized. At adoption, entities would have the option to apply component accounting retroactively for all PP&E assets, to the extent applicable, or to apply component accounting as an entity incurs capitalizable costs that replace all or a portion of PP&E. The Company cannot evaluate the ultimate impact of this exposure draft until it becomes final.

Risk Factors

This report and other reports filed by us contained certain forward-looking statements within the meaning of the Private Securities Litigation Reform act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of certain uncertainties set forth below and elsewhere in this report, as well as additional risks and uncertainties of which we are currently unaware. See Item 6. “Management’s Discussion and Analysis or Plan of Operation - Forward-Looking Statements”.

Risks Relating to Our Operations

Need for additional financing.

We still need additional funds to fully implement our business plan, in addition to the proceeds obtained from the August 2005 Offering. Management can give no assurance the funds so obtained will be sufficient to fully implement the business plan, or that a full implementation of such business plan will result in the Company’s profitability. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. No assurances can be given that we will be able to raise any additional financing. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

We had prior operating losses and are implementing a new business plan.

The Company had operating losses in 2004 and 2005 and is using the proceeds of the Offering to implement the Company’s Business Plan. The Business Plan calls for the Company to act as a link between China’s major mobile carriers, China Unicom and China Mobile, to provide mobile solutions for corporate customers so that clients do not have to develop the technology themselves. The Business Plan also calls for the Company to offer business solutions in Office Automation Solutions, Mobile Banking, Mobile Tax Services and Services for the Police. The Company cannot project with certainty, nor does it make any representations regarding, the amount of revenue that it will be able to generate from this Business Plan. There is no guarantee that any of these new products will bring profit to the Company. We might spend substantial resources on new technology and products without generating any profit.

The Company’s proposed operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than-expected expenses and uncertain revenues. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of an early-stage business.

If we fail to establish our mobile solutions brand on a national basis we may not be able to increase our revenues sufficiently to remain profitable.

We must promote and strengthen our brand of mobile solutions to businesses throughout China particularly because of the highly competitive nature of our business. If we fail to establish a nationwide brand of our services, we will be at a competitive disadvantage and may lose the opportunity to obtain, and thereafter maintain, a sufficient number of customers. The development of a nationwide network will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that our promotion activities will be successful, or will result in increased revenues. If increased revenues are achieved, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in establishing a nationwide network.

We have a limited operating history and consequently face significant risks and uncertainties.

We initiated our current business strategy in 2003. As a result of our limited operating history, our recent growth and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

We will lack business diversification.

As a result of its discontinuance of its domain name registration, web hosting and web design services and the limited nature of our education and training business, the Company’s prospects for success are dependent upon the future performance of a single business -- mobile marketing. If our future operations are unprofitable, we will be forced to develop another line of business and finance our future operations through the sale of assets or sell equity or debt securities in order to raise additional capital, none of which may be feasible when needed. Unless we are able to raise more money then we did in the August 2005 Offering, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. This will adversely offset our ability to compete against entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry.

Lack of resources to expand Canadian operations.

The Company purchased its Canadian subsidiary in 1997 and has had limited growth, to date. Without additional financing, we would be unable to continue the business goal of maintaining and expanding our business in Canada. The Company could not renew its contract because the Canadian government has tightened its budget on English training for new immigrants. This led to reduced government funding for Windsor and this will have negative effects on the revenue of Windsor Education Academy. There is no assurance that Windsor Education Academy will receive government funding in the coming years. The Company will continue to look for further companies in the Canadian market area with the goal of introducing foreign accredited programs into the China market.

The Debentures issued in the August 2005 Offering were unsecured one debenture holder has declared a default and we will need to seek additional capital to continue our operations and repay the Debentures.

The Debentures issued in the Offering were unsecured obligations of the Company. Further, as a company with a new and untested business plan, we may generate significant financial losses. Our cash resources are not currently adequate to fund our future operations, including our obligation to repay the Debentures issued in the Offering and there can be no assurance that we will ever have such resources. As described under “Management’s Discussion and Analysis or Plan of Operation” one of the Debenture holders has claimed an Event of Default under the Debentures and declared the principal and interest due under the Debenture of $629,868.15 as of January 17, 2006. We will vigorously defend any lawsuit that might be brought by this or any other debenture holder.

While we have the cash on hand to repay this and any other debenture holder, such repayment would require us to seek additional capital, including through the issuance of debt or equity, or through other financing. If we borrow funds, we likely will be obligated to make periodic interest or other debt service payments, and the terms of this debt may impose burdensome restrictions on our ability to operate our business. If we seek financing through the sale of equity securities, our current stockholders may suffer dilution in their percentage ownership of common stock. Additionally, we are not certain as to our ability to raise additional capital in the future or under what terms capital would be available. If we are unable to raise capital when needed, our business will be negatively affected and we may not be able to repay the Debentures in accordance with terms or at all. In such event, the holders of the Debentures will have no recourse other than as a general unsecured creditor of the Company.

Seasonal fluctuations in our operations.

It is a fairly common practice in China for companies to shut down their operations or operate with nominal operations during the Chinese New Year holiday. This period of time generally lasts for approximately three weeks. Therefore, quarterly comparisons are difficult for the March 31 fiscal quarter when the Company will have only two full months for generating revenue in the that fiscal quarter.

Risks Related to Conducting Business in China

China’s governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administrating affairs in the telecommunications industry, among which the MII, the National Development and Reform Commission (“NDRC”) and the State Asset Supervisory Administrative Commission (“SASAC”) play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

While we anticipate that the basic principles underlying the reforms should remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:

•	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•	inconsistent enforcement and application of the telecommunications industry’s rules and regulations by the Chinese government between foreign and domestic companies;

•	the restructuring of telecommunications carriers in China;

•	the introduction of measures to control inflation or stimulate growth;

•	the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

•	changes in the rate or method of taxation;

•	the imposition of additional restrictions on currency conversion and remittances abroad; or

•	any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

For example, on November 1, 2004, as a continuation of the restructuring of telecom carriers relating to the initial public offering of China Netcom in 2004, SASAC decided to swap the senior executives of China Mobile, China Unicom, China Telecom and China Netcom in an effort to ease competition among carriers. We are not certain whether there may be additional government interference, including government-imposed mergers or spin-offs of the existing carriers.

In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (the “Telecommunications Law”) to provide a uniform regulatory framework for the telecommunications industry. We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

Under China’s current regulatory structure, the communications services that we offer in China must meet government and industry standards. In addition, a value added service provider license must be obtained. Without a license, we cannot provide the current mobile solution services in China. Moreover, we must ensure that the quality and content of the services will comply with related rules and regulations. Although we already have this license, it requires an annual renewal from the related government.

MII and/or other related authorizations might perform spot checks to track and supervise the quality and content of our services.

China’s changing economic environment may impact our ability to do business in China.

Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business.

China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO required that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions by early 2005, and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through our subsidiary incorporated in China. Our subsidiary is generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business will be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited presidential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales are made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it is fixed to the U.S. dollar. However, in the future, China could choose to revalue the Renminbi versus the U.S. dollar, or the Renminbi-U.S. dollar exchange rate could float, and the Renminbi could depreciate or appreciate relative to the U.S. dollar. In such event, currency rate fluctuations could adversely affect our sales and subject as to volatility in our financial reporting.

Securities Risks

Our executive officers may have the ability to control almost all matters of the Company.

As of March 27, 2006, our President and Secretary and their affiliates, beneficially own approximately 16% of the issued and outstanding shares of common stock of the Company. Therefore, management has significant influence over the election of the Company’s directors and to control the outcome of other issues submitted to stockholders. This includes their ability to amend the Certificate of Incorporation, approve a merger or consolidation of the Company with another company or approve the sale of all or substantially all of the assets of the Company without the agreement of the shareholders who purchased Units in August 2005.

Authorized share capital as an anti-takeover device.

At the Company’s last shareholders meeting, Management obtained approval to increase the number of authorized shares of Common Stock from 50 million to 500 million shares. The reason for that change was that Management did not believe it had sufficient shares for future growth, including potential acquisitions. However, the Board of Directors will still have the authority to issue such shares without further shareholder approval. This may have the effect of delaying or preventing a change of control without further action by shareholders. In addition, as the increase in the Company’s authorized capital will enable the Company to issue a significant number of additional shares of Common Stock, the interests of the investors in the Offering will be subject to a significant level of dilution in the future.

Restrictions on transferability will prevent investors in the Offering from selling securities.

The Offering of the Units was made pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, solely to Accredited Investors and Qualified Institutional Buyers. A Registration Statement on Form SB-2 was filed on September 14, 2005 with respect to the Units and underlying Securities but such Registration Statement has not yet been declared effective and thus the Units and underlying Securities cannot be sold, transferred, pledged, assigned, hypothecated or otherwise disposed of without registration under the Securities Act and such state laws, unless in the opinion of counsel satisfactory to the Company, any such sale, transfer, assignment, pledge or hypothecation will not violate the registration requirements under the Securities Act or state securities laws. As a result, an investor must bear the economic risk of an investment in the Company for an indefinite period of time.

The conversion of debentures and exercise of the warrants from the August 2005 Offering may have a dilutive effect on the price of our Common Stock.

The purchasers in the August 2005 Offering have the right to convert their Debentures into an aggregate of 9,571,486 shares of Common Stock and exercise their Warrants for an aggregate of 19,142,922 shares of Common Stock. The conversion or exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Further, to the extent that outstanding stock options and warrants are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favourable to us than the exercise terms provided by the outstanding options and warrants.

Since the Debentures may be prepaid and the Warrants may be redeemed by the Company, investors may not receive all the anticipated benefits from purchasing Units. Further, the conversion of the Debentures or exercise of Warrants in response to a prepayment or redemption notice could cause dilution.

The Company, at its option, may prepay the Debentures upon not less than 30 days nor more than 60 days prior written notice to the Debenture holders at a prepayment price equal to the principal amount of the Debentures, together with accrued and unpaid interest through the date of prepayment. In addition, in the event that the closing bid price of our Common Stock is at least 175% of the respective exercise prices of the Warrants or more for the twenty (20) consecutive trading days prior to the date of the notice of redemption, the Company may also redeem the Warrants at a redemption price of $0.001 per Warrant. Holders will be entitled to convert their Debentures or exercise their Warrants during the period from the date of the notice of prepayment or redemption until the business day immediately prior to the prepayment or redemption date. If a holder does not convert its Debentures or exercise the Warrants during that time period, the applicable security will by prepaid or redeemed by the Company. Commencing on the date of prepayment or redemption, the Debentures or Warrants that were not converted or exercised will only represent the right to receive the Prepayment Price or Redemption Price, as may be applicable.

In addition, if the Debentures are converted or the Warrants are exercised in response to a prepayment or redemption notice, then dilution could occur from the widespread conversion or exercise of the Debentures or Warrants. Further, this may cause significant downward pressure on the price of our Common Stock as holders that elect to convert or exercise their securities may be able to resell the shares of Common Stock issuable upon conversion or exercise of the Debentures or Warrants in the open market.

Difficulty of trading and obtaining quotations for Common Stock.

Our Common Stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CHMS.OB.” Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

Penny Stock Regulation.

Our Common Stock is subject to Rule 15g-9 under the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors.” For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the rule could affect the ability of broker-dealers to sell our securities and could affect the ability of purchasers to sell any of our securities in the secondary market.

Risk Factors Affecting the Company's Business Operations.

The Company could be subject to fines, and possible exclusion from participation in providing mobile solutions to corporations in China if it fails to comply with the laws and regulations applicable to its business or if those laws and regulations change.

The Company is subject to regulations such as compliance and record-keeping requirements under the Ministry of Information Industry (MII) in China. Through its subsidiary the Company has a value added service provider license from MII. If the Company is deemed to have violated these laws and regulations, the Company could be subject to fines and/or exclusion from participation in providing mobile solution services. Changes in the telecommunications law, new interpretations of existing laws and regulations may have a dramatic effect on the Company’s business and results of operations.

Continued pressure could reduce the Company's margins and limit the Company’s ability to maintain or increase its market share.

Certain competitors of the Company may have or may obtain significantly greater financial and marketing resources than the Company. As a result, the Company could encounter increased competition in the future that may increase pricing pressure and limit its ability to maintain or increase its market share. There is a great deal of competition in the Company’s business, especially to develop alliances with the two major mobile carriers, China Unicom and China Mobile. Mobile marketing is quickly growing in popularity. In Asia, eMarketer reports that 39% of mobile phone users have received SMS messages from advertisers and this figure points to a strong and growing trend among advertisers to embrace mobile marketing. Major competitors who currently are focusing on individual markets may spend more resources in the business section in the future. Since they have more financial support and broader influence in this market, the Company might be forced to decrease price, give out more discounts and increase its costs to keep key employees. This would decrease the Company’s profit margin.

If we lost the services of Xiao-qing (Angela) Du, the Company’s CEO, or Ernest Cheung, the Company’s Secretary, we might not be able to execute our current business in accordance with our current plans.

Our future success depends significantly on the skills, experience and efforts of its chief executive officer, Xiao-qing Du, and its Secretary and Director, Ernest Cheung, and other key personnel. These individuals would be difficult to replace. Ms. Du and Mr. Cheung have developed, and are engaged in carrying out, the Company’s strategic business plan, a copy of which is attached as an exhibit to a Form 8-K filed with the Commission on June 30, 2005. The loss of the services of Ms. Du or Mr. Cheung could seriously harm the Company’s ability to implement its strategy. A failure to implement the Company’s business strategy could result in the cessation of the Company’s operations which would have a material adverse effect on our Company and on your investment. Ms. Du and Mr. Cheung have employment contracts that are renewable every year. Under British Columbia law, the Company will be responsible for severance pay for early termination based on the number of years of employment with the Company. There is no key person life insurance.

If the Company is unable to adequately protect or enforce its rights to its intellectual property, we may lose valuable rights, experience reduced market share, if any, or incur costly litigation to protect such rights.

The Company generally requires its employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements with it. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements may be breached, and in some instances, the Company may not have an appropriate remedy available for breach of the agreements. Furthermore, the Company’s competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer information and techniques, or otherwise gain access to the Company’s proprietary technology. In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as U.S. law. the Company may be unable to meaningfully protect its rights in trade secrets, technical know-how and other non-patented technology.

The Company does not have any patents. If the Company employees develop technology while employed by the Company, the Company has the title and full right of this technology. Employees cannot disclose such technology to a third party. However, this technology is usually not patentable because other competitors may develop it as well. The first company to develop such technology has a better chance to gain market share.

The Company may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity or enforceability. Enforcing or defending the Company’s rights is expensive and may distract management from its development of the business if not properly managed. Such efforts may not prove successful. There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for any technology the Company may license. Any failure to enforce or protect the Company’s rights could cause it to lose the ability to exclude others from using its technology to develop or sell competing products.

The Company may be sued by third parties who claim that the Company’s product infringes on their intellectual property rights. Defending an infringement lawsuit is costly and the Company may not have adequate resources to defend. Any settlement or judgment against us could harm our future prospects.

The Company may be exposed to future litigation by third parties based on claims that its technology, product or activity infringes on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	Cease selling, incorporating or using any of the Company’s technology and/or product that incorporates the challenged intellectual property, which could adversely affect the Company’s revenue;

•	Obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

•	Redesign the Company’s product, which would be costly and time consuming.

The market for our services is rapidly changing and competitive. New products may be developed by others which could impair our ability to develop, grow or maintain our business and be competitive.

The mobile solutions industry is subject to substantial technological change. Developments by others may render the Company’s technology and revenues non-competitive or obsolete, or it may be unable to keep pace with technological developments or other market factors. Competition from other companies and others diversifying into the field is expected to increase. Many of these entities have significantly greater budgets than the Company does, as well as substantially more marketing, research and development, financial and managerial resources. These entities could represent significant competition for the Company. The Company our resources are limited and we may experience technical challenges inherent in developing its technology. Competitors have developed or are in the process of developing technologies that are, or in the future may be, the basis for competition.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is included as a separate exhibit to this report following Part III.
Please see pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, Angela Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls
The Company adopts the Disclosure Controls and Internal Controls according to the definition included in Rule 13a-15(e) of the Exchange Act.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on an annual basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, other than as identified and discussed below for the year ended December 31, 2005, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principles generally accepted in the United States.

We made this effectiveness determination based on all relevant information as of December 31, 2005, including the fact that a material weakness had previously been identified in the Form 10Q filed March 31, 2005. We decided that our disclosure controls and procedures are compliant with the requirements under the SEC Exchange Act.

The Company has implemented document control procedures for its subsidiary QuickNet in its manual. These include:

A. Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, including Beijing Quicknet; and

B. Subscription accounting and tracking for its subsidiary in China, including Beijing QuickNet.

The Company has completed the implementation of such changes to our internal controls and procedures based on the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO").

ITEM 8B. OTHER INFORMATION

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)     The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term
Xiao-qing Du	35	President and Director	Annual
Ernest Cheung	55	Director and Secretary	Annual
Greg Ye	36	Director	Annual
Bryan Ellis	35	Director	Annual

The following table sets forth the portion of their time the directors devote to the Company:

Ernest Cheung	20%
Angela Du	100%
Greg Ye	20%
Bryan Ellis	10%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the discretion of the Board of Directors.

(b)     Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by Company directors and executive officers: Xiao-qing Du and Ernest Cheung. Day-to-day management is delegated to Xiao-qing (Angela) Du, partly in China and partly in Canada, and Xin Wei in China. Wei is an employee of the wholly owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of the Chinese subsidiary for strategy, planning and business development.

(c)     Family Relationships. Xiao-qing Du and Xin Wei are husband and wife.

(d)     Business Experience.

The following is a brief account of the business experience during the past five years of each of the Company’s directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Xiao-Qing (Angela) Du, President and Director, age 35.

Ms. Du has been President and Director of our Company since 2003. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan, Canada. She was Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. Since 1997, she has been President of Infornet Investment Corp., the Company's wholly owned subsidiary in Canada. She was President of China Mobility from 1997 to 1999. She ran the operations in China of the domain name service  and web hosting business.

Ernest Cheung, Secretary and Director, age 55.

Mr. Cheung has been Secretary of the Company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo, Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc., since 1997, Spur Ventures, Inc., since 1997, Richco Investors, Inc., since 1995 and Drucker Industries, Inc., since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (formerly World Envirotech, Inc.).

Mr. Cheung is, or has been, an officer or director in the following public companies:

Name of Issuer	Symbol	Market	Position	From	To	Business
Agro International Holdings Inc.	AOH	CDNX	President	Jan-97	Current	Agriculture
China NetTV Holdings Inc.*	CTVH	OTCBB	President	May-00	2003	Set-Top Box Technology
Drucker, Inc.*	DKIN	OTCBB	Secretary	Apr-97	2003	Oil & Gas
ITI World Investment Group Inc.	IWI.A	CDNX		Jun-98	Current	Beverage Distribution
NetNation Communications Inc.	NNCI	Nasdaq Small Cap.		Apr-99	Current	Domain Name Registration
Richco Investors Inc.	YRU.A	CDNX	President	May-95	Current	Financial, Management, Capital Market Services
Spur Ventures Inc.	SVU	CDNX		Mar-97	Current	Fertilizer
The Link Group Inc.*	LNKG	OTCBB	Secretary	Dec-01	Current	Internet Surveillance
China Mobility Solutions, Inc.*	THE COMPANY	OTCBB	Secretary	Mar-97	Current	China Internet
* Reporting Companies in U.S.

He has held a Canadian Securities license but is currently inactive. He has been a Director and Secretary of the Registrant since January 1997.

Greg Ye, Director, age 36.

Mr. Ye has been a director since 2005. Mr. Ye brings to the Company 12 years of management, consulting and investment experience in a broad range of business and technology disciplines. He is currently in charge of developing and implementing corporate strategies as Group Director of Strategic Marketing for Cadence Design Systems Inc, one of the world's largest software companies, listed on both the NYSE and NASDAQ. Previously, he worked for Cisco Systems as a market development manager and PricewaterhouseCoopers, where he spent six years advising high-tech. companies based in the U.S. and Asia. He co-founded a Silicon Valley based incubator for high-tech companies in China in 1999 and serves as an advisor for several other high-tech. start-up companies in the U.S. Mr. Ye received his MBA from Harvard Business School and his BSEE from Shanghai Jiao Tong University, China. He is a Certified Public Accountant and a Certified Management Accountant.

Bryan Ellis, Director, age 35.

Bryan D. Ellis joined the Company as a Director on December 8, 2005. He is General Manager of the Bertelsmann Book Club in Shanghai, China. Bryan has worked at Bertelsmann for the past 7 years in numerous senior management positions, including Senior Vice President of Marketing Services for Bookspan, Vice President of International Product Development for BOL.com and Vice President of Technology Strategy for the Bertelsmann e-Commerce Group. Before joining Bertelsmann, Bryan worked as a consultant for McKinsey & Company in their New York office for 3 years.   He received both his Bachelor's Degree and Master's Degree in International Relations from Johns Hopkins University, and received an executive business school diploma from Harvard Business School.

(e)     Committees of the Board of Directors

Nominating Committee. The Board of Directors does not have a nominating committee. Therefore, the selection of persons or election to the Board of Directors was neither independently made nor negotiated at arm's length.

Compensation Committee. The Company established a Compensation Committee on October 5, 1999, which currently consists of three directors, Angela Du, Ernest Cheung and Grey Ye, the last being an independent director. The Compensation Committee is responsible for reviewing general policy matters relating to compensation and benefits of directors and officers and determining the total compensation of its officers and directors.

Audit Committee. On August 31, 1999, the Board of Directors established an Audit Committee, which currently consists of three directors, Angela Du, Ernest Cheung and Grey Ye, the last being an independent director. The Audit Committee is charged with recommending the engagement of independent accountants to audit Company financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of Company management and independent accountants pertaining to its financial statements and performing other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

Qualified Financial Expert. Ernest Cheung is a qualified financial expert as a chartered accountant and an MBA with twenty years' experience in public companies.

(f)     Resolution of Conflicts of Interest

As mentioned earlier, some officers and directors will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of Company business conflicts with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place that would allow Company officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve conflicts in a manner that they consider appropriate.

Code of Ethics. On March 30,2006, our Board of Directors adopted a Code of Ethics which applies to all officers, directors and employees. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request to the secretary of China Mobility Solutions (#900 - 789 West Pender Street Vancouver, B.C. Canada V6C 1H2). A copy of the Code of Ethics has been filed as an exhibit to this report. The Company intends to disclose any waivers or amendments to the Code of Ethics in a Report on Form 8-K rather than from its Website.

ITEM 10. EXECUTIVE COMPENSATION

(a)     Officers' Compensation

Compensation paid by the Company for all services provided up to December 31, 2005: (1) to each of the executive officers, and (2) to all officers as a group.

SUMMARY COMPENSATION TABLE OF EXECUTIVES
Cash Compensation					Security Grants
Name and Principal Position	Year	Salary	Bonus	Annual Compensation	Restricted Stock Options	Securities, Underlying Options/SARs (#) (SHARES)	Long Term Compensation / Options	LTIP Payments	All other Compensation
Xiao-qing Du,	2001	32,084	0	0	0	0	0	0	0
President of	2002	4,182	0	0	0	0	0	0	0
Infornet Subsidiary	2003	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	330,000(1)
	2005	10,129	0	0	0	0	0	0	0

Ernest Cheung,	2001	0	0	20,870	0	0	0	0	0
Secretary	2002	0	0	20,870	0	0	0	0	0
	2003	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	165,000(2)
	2005	0	0	0	0	0	0	0	0

Officers as a group	2001	32,084	0	20,870	0	0	0	0	0
	2002	4,182	0	20,870	0	0	0	0	0
	2003	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	495,000
	2005	10,129	0	0	0	0	0	0	0

(1)	Options at $0.30 per share which were granted in 2004 and exercised in 2005.
(2)	Options at $0.30 per share which were granted in 2004 and will expire on August 1, 2007.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted to the Named Executive Officers in the Summary Compensation Table above during the fiscal year ended December 31, 2005:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted All Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Xiao-qing Du	None
Ernest Cheung	None

Aggregated Option Exercises During the Fiscal Year Ended December 31, 2005 and Fiscal Year End Option Values

The following table sets forth certain information concerning the number and value of securities underlying exercisable stock options as of the fiscal year ended December 31, 2005 by the Named Executive Officers. 330,000 options were exercised by the Named Executive Officers in the Summary Compensation Table during the fiscal year ended December 31, 2005.

Name	Number of Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End $ (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Xiao-qing Du	330,000	$9,900	0	0	0	0
Ernest Cheung	0	0	165,000	0 (1)	0 (1)	0

(1) The closing price for the Common Stock of the Company on December 31, 2005 was $0.33.

LONG-TERM INCENTIVE PLAN (“LTIP”) AWARDS TABLE - None

SUMMARY COMPENSATION TABLE OF DIRECTORS (To December 31, 2005)
Cash Compensation					Security Grants
Name and Principal Position	Year	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/Other Fees ($)	Number of Shares	Securities, Underlying Options/SARs (#) (SHARES)	LTIP Payments	All other Compensation

Xiao-qing Du,	2001	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Ernest Cheung,	2001	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Maurice Tsakok	2001	0	0	20,870	0	0	0	0
Director (1)	2002	0	0	20,870	0	0	0	0
(Resigned 2004)	2003	0	0	0	0	0		0
	2004	0	0	0	0	0	0	0

Greg Ye	2005	0	0	0	0	0	0	0
Director

Bryan Ellis	2005	0	0	0	0	0	0	0
Director

Directors as a group	2001	0	0	73,043	0	0	0	0
	2002	0	0	46,957	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0
(1) On July 15, 2004, Maurice Tsakok resigned as the director of the Company.

* See Executive Compensation Table.

(b) Directors' Compensation

Directors who are also officers of China Mobility Solutions, Inc. receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its Stock Incentive Plan adopted subsequent to December 31, 2005.

Termination of Employment and Change of Control Arrangements:

    None.

Stock purchase options:

On November 12, 1999 the Company granted options to purchase shares at $3.90 per share to entities/persons who contributed to the Company in 1999, which are not expired, as follows:

(a)     87,333 options to Gemsco Management Ltd., beneficially Maurice Tsakok, for designing and implementing the Company's corporate website, advising on technological matters, researching the technology sector and for services as a Director;

(b)     87,333 options to Farmind Link Corp. for their role as advisor on strategic issues, technology market trends, and financial and capital market issues;

(c)     87,333 options to Sinhoy Management Ltd., beneficially Marc Hung, for their contributions to the general management of our company, investor relations, technological matters and for services as a Director;

(d)    70,667 options to Lancaster Pacific Investment, Ltd. for their contributions in the areas of regulatory matters, Chinese market conditions and  strategies aimed at penetrating that market;

(e)     16,667 options to Ernest Cheung in consideration of services rendered as Secretary and Director;

(f) 6,667 options to Yonderiche International Consultants Ltd. in consideration of services rendered in matters regarding Chinese government policies and regulations; and

On September 1, 2005, the Company granted 3,090,000 stock options to consultants and employees with an exercise price of $0.35 each and $0.40 each for 2,590,000 and 500,000 stock options, respectively, expiring on September 1, 2015. These stock options were all exercised on the date of grant.

SUMMARY DESCRIPTION OF EMPLOYEE BENEFIT PLANS

2006 Non-Qualified Stock Compensation Plan
------------------------------------------
The Company adopted a 2006 Non-Qualified Stock Compensation Plan on November 2, 2005, and filed a Registration Statement on Form S-8 with the Commission on November 3, 2005, to register shares awarded and shares underlying options granted under the Plan. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company. The 2006 Plan is intended to provide a method whereby our Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders. A total of 4,000,000 shares of common stock and shares of common stock underlying options were authorized under the 2006 Plan. To date, no shares have been awarded.

2005 Employee Stock Option Plan
-------------------------------
The Company adopted a 2005 Stock Option Plan on May 3, 2005, and filed a Registration Statement on Form S-8 with the Commission on May 5, 2005, to register options and shares underlying options granted under the Plan. The Board of Directors administered the 2005 Stock Option Plan, and awarded options to key employees (including officers and directors), non-employee members of the Board or non-employee members of the Board of any parent or subsidiary corporations, consultants and independent contractors. The 2005 Stock Option Plan was intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. A total of 3,500,000 options and 3,500,000 shares of common stock underlying options were authorized under the 2005 Stock Option Plan.

On October 12, 2005, the Company filed Post Effective Amendment No. 1 to the Registration Statement on Form S-8 in order to register the sale by the selling security holders named therein of 3,090,000 shares of common stock underlying options. To date, all 3,090,000 of the options and shares under the Plan have been awarded to consultants and employees.

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and stockholders of greater than ten percent are required by regulation to furnish to the Company copies of all Section 16 forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations fro the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Section 13(d) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires persons or groups who own more than 5% of a registered class of the Company’s equity securities, to file Schedules of ownership and changes in ownership of Company equity securities with the Securities and Exchange Commission. Except as otherwise noted in the footnotes to this table, the named person owns directly and exercises sole voting and investment power over the shares listed as beneficially owned by such person. Includes any securities that such person has the right to acquire within sixty days pursuant to options, warrants, conversion, privileges or other nights.

 Based upon such reports as of December 31, 2006, management knows of no other persons other than those identified below who were beneficial owners of more than five percent of the outstanding Shares of Common Stock. The following sets forth information with respect to ownership by holders of more than five percent (5%) of its common stock known by the Company based upon 20,011,670 shares outstanding at March 27, 2006, and in the event of exercise of all options for our stock.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class
Common Stock	Xiao-qing (Angela) Du (1)	1,250,000	6.25%
Common Stock	Richco Investors, Inc.(1)	1,137,999 (2)(4)	5.69%
Common Stock	Ernest Cheung(1)	1,446,333 (2)(3)(4)	7.23%
Common Stock	Maurice Tsakok (1)	1,225,333 (2)(4)	6.12%
Common Stock	QuickNet Partners #1859 New Century Office Tower Beijing China	2,040,000	10.19%
Common Stock	Greg Ye(1)	0	0%
Common Stock	Bryan Ellis(1)	0	0%
Total for Officers and Directors as a group (4 persons)	2,696,333	13.47%

(1)     Except as otherwise noted each person’s business address is c/o the Company, Ste. 900-789 West Pender Street, Vancouver BC V6C 1H2.

(2)     Richco Investors, Inc., owns 1,137,999 shares after the reverse split. Mr. Cheung and Mr. Tsakok are officers, directors and beneficial owners of Richco Investors Inc. For purposes of this table, the shares owned by Richco are deemed owned by Mr.Cheung and Mr. Maurice Tsakok, a former director, beneficially and individually.

(3)     Ernest Cheung has options to purchase 165,000 shares at $0.30 per share, all of which are currently exercisable. Ernest Cheung is President of Development Fund II of Nova Scotia, Inc. which owns 63,333 common shares included in the above table.

(4)     Includes all shares of Richco Investors, Inc., Ernest Cheung, Maurice Tsakok, and Development Fund II of Nova Scotia since there is common control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options - During 2004, 1,155,000 options were granted to five directors and officers of the Company to purchase shares at $0.30. 660,000 of the options are outstanding as of December 31, 2005.

Wages and benefits - The Company paid $30,866 as wages and benefits to a director and an officer of the Company during the year ended December 31, 2005.

Advances - As of December 31, 2005, the Company advanced $8,485 to a director for expenses to be incurred on behalf of the Company and also advanced $21,443 to a company with a director in common. The advances are non-interest bearing and without specified terms of repayment.

ITEM 13. EXHIBITS

3.1	Certificate of Incorporation, as amended (Incorporated by Reference as previously filed Form 8-K dated June 25, 2005).
3.2	Bylaws, as amended (Incorporated by reference as previously filed Form 8-K dated 8/15/01.
4.1	Form of Senior Convertible Debenture (Incorporated by reference to previously filed Form 8-K dated August 17, 2005).
4.2	Form of Class A Warrants (Incorporated by reference to previously filed Form 8-K dated August 17, 2005).
4.3	Form of Class B Warrant (Incorporated by reference to previously filed Form 8-K dated August 17, 2005).
10.1	Form of Debenture Purchase and Warrant Agreement (Incorporated by reference to previously filed Form 8-K dated August 17, 2005).
10.2	Investment Banking Agreement (Incorporated by reference to previously filed Form 8-K dated 11/28/01).
10.3	Share Exchange Agreement (Incorporated by reference to previously filed Form 8-K dated 10/03/01).
10.4	Letter of Intent (Incorporated by reference to previously filed Form 8-K dated 8/03/01).
10.5	Assets Transfer Agreement (Incorporated by reference to previously filed Form 8-K dated 7/12/01).
*14.1	Code of Ethics.
*31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.1	Statement Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Statement Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________

 * Filed with this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moen and Company ("Moen") was the Company's principal auditing accountant firm and examined the financial statements of the Company for the fiscal year ended December 31, 2005.

Audit Fees. Moen expects aggregate fees of approximately $45,150  for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005.

There were no audit-related fees in 2004. There were no tax fees in 2004 or 2005.

Moen was not paid any other fees for professional services during the fiscal years ended December 31, 2005 and December 31, 2004.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2004 and 2005.

All audit work was performed by the auditors' full time employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 17, 2006	CHINA MOBILITY SOLUTIONS, INC. by: /s/ Xiao-qing Du
Xiao-qing Du, President

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xiao-qing Du	President, Director and Principal Accounting Officer	April 17, 2006
Xiao-qing Du

/s/ Ernest Cheung	Secretary, Director and Principal Financial Officer	April 17, 2006
Ernest Cheung

/s/ Greg Ye	Director	April 17, 2006
Greg Ye

/s/ Bryan Ellis	Director
Bryan Ellis		April 17, 2006

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (U.S.A.) (From 1965)
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (U.S.A.) (PCAOB)
Canadian Public Accountability Board (CPAB)	Telephone: (604) 662-8899
Canada - British Columbia Public Practice License	Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Mobility Solutions, Inc.

We have audited the accompanying consolidated balance sheets of China Mobility Solutions, Inc. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Mobility Solutions, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

“Moen and Company LLP”
(“Signed”)
Chartered Accountants
Vancouver, British Columbia, Canada March 31, 2006

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

Stated in U.S. dollars	2005	2004

ASSETS

Current Assets
Cash and Cash Equivalents	$6,138,609	$5,380,622
Accounts receivable	5,870	34,560
Prepaid Expenses	235,165	33,070
Amount due from related parties	33,249	18,322

Total Current Assets	6,412,893	5,466,574

Investment	1	1
Property and Equipment, Net (Note 4)	6,248	6,549
Goodwill	4,802,520	973,906
Other assets	701	-
Total Assets	$11,222,363	$6,447,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$260,326	$340,824
Accrued Liabilities	101,687	-
Deferred Revenue	3,053,282	2,111,698
Convertible Debentures (Note 5)	3,350,000	-

Total Current Liabilities	6,765,295	2,452,522

Minority Interest	-	32,791

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000 common shares
Issued and Outstanding : 20,011,792 shares (2004: 15,826,792 shares)	20,012	15,827
Additional Paid In Capital	18,442,826	8,770,378
Retained Earnings (Deficit)	(13,804,409)	(4,640,956)
Accumulated Other Comprehensive Loss	(201,361)	(183,532)

Total Stockholders' Equity	4,457,068	3,961,717

Total Liabilities and Stockholders' Equity	$11,222,363	$6,447,030

The accompanying notes are an integral part of the consolidated financial statements

F 1

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 AND 2004

Stated in U.S. dollars	2005	2004

Revenue
Mobile marketing services	$4,703,348	$1,871,960
Tuition fees	199,280	298,806
	4,902,628	2,170,766
Cost of revenue
Mobile marketing services	1,372,707	412,222
Tuition fee	54,584	61,013
	1,427,291	473,235
Gross profit	3,475,337	1,697,531
Expenses
Advertising and promotion	953,720	541,142
Commissions	376,146	-
Consulting and professional	339,128	116,784
Depreciation	2,705	2,071
Fair value of warrants issued	6,891,486	-
Foreign exchange gain	(109,880)	(24,029)
General and administrative	309,513	110,116
Impairment of marketable securities	-	172,250
Investor relations	263,475	-
Liquidated damages (Note 12)	33,500	-
Rent	797,509	296,920
Salaries, wages and sub-contract	1,391,221	724,493
Management fees - stock-based compensation	126,000	-
Website development	80,000	-
	11,454,523	1,939,747
Operating Loss	(7,979,186)	(242,216)

Other Income and Expenses
Interest income	84,932	82,602
Interest expense on convertible debentures	(77,887)	-
Interest expense - instrinsic value of the conversion feature of debenture (Note 9)	(1,052,863)	-
Other income	20	10,272
Equity loss	-	(81,273)
	(1,045,798)	11,601
Loss before minority interest and
discontinued operations	(9,024,984)	(230,615)
Minority interest	(138,469)	(28,157)
Loss from Continuing Operations	(9,163,453)	(258,772)

Discontinued operations
Gain on disposal of internet-related operations	-	3,319,098
Loss on disposal of business press operations	-	(41,292)
Loss from discontinued operations	-	(362)
	-	3,277,444

Net Income (Loss) Available to Common Stockholders	$(9,163,453)	$3,018,672

Earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$(0.52)	$(0.02)
Earnings (loss) from discontinued operations	0.00	0.22
Total basic and diluted	$(0.52)	$0.20

Weighted average number of common shares outstanding:
Basic and diluted	17,633,162	14,856,834

The accompanying notes are an integral part of the consolidated financial statements

F 2

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

		Number of
		Common			Accumulated		Accumulated
		Shares	Stock	Additional	Retained		Other
	Common	(Retroactively	Amount At	Paid In	Earnings	Comprehensive	Comprehensive
Stated in U.S. dollars	Shares	Stated)	Par Value	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2003	41,360,010	13,786,792	$41,360	$8,194,045	$(7,659,628)		$(163,763)	$412,014

Issuance of common stock for acquisition
of Quicknet on June 23, 2004	6,120,000	2,040,000	6,120	544,680				550,800

Reverse stock split 3:1
on June 24, 2004	(31,653,218)		(31,653)	31,653				-

Net income for the year ended December 31, 2004
					3,018,672	3,018,672		3,018,672

Foreign currency translation adjustments						(19,769)	(19,769)	(19,769)

Total comprehensive income						$2,998,903

Balance, December 31, 2004	15,826,792	15,826,792	$15,827	$8,770,378	$(4,640,956)		$(183,532)	$3,961,717

Issuance of common stock for cash on exercise of stock options on February 24, 2005 @$0.30	495,000		495	148,005				148,500

Issuance of common stock for services rendered	600,000		600	350,700				351,300

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.40	500,000		500	199,500				200,000

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.35	2,590,000		2,590	903,910				906,500

Stock-based compensation				126,000				126,000

Fair value of Series 'C' warrants issued				3,254,305				3,254,305

Fair value of Series 'D' warrants issued				3,637,165				3,637,165

Intrinsic value of the conversion feature of the convertible debenture				1,052,863				1,052,863

Net loss for the year ended December 31, 2005					(9,163,453)	(9,163,453)		(9,163,453)

Foreign currency translation adjustments						(17,829)	(17,829)	(17,829)
Total comprehensive income (loss)							$(201,361)
Balance, December 31, 2005	20,011,792		$20,012	$18,442,826	$(13,804,409)	$(9,181,282)		$4,457,068

The accompanying notes are an integral part of the consolidated financial statements

F 3

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 AND 2004

Stated in U.S. dollars	2005	2004
Cash flows from operating activities
Net income (loss)	$(9,163,453)	$3,018,672
Less: loss from discontinued operations	-	362
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	2,705	2,071
Stock-based compensation	126,000	-
Fair value of warrants issued	6,891,486	-
Interest expenses on intrinsic value of the convertible debenture	1,052,863	-
Translation adjustments	(17,829)	(19,769)
Minority interest	138,469	28,157
Impairment of marketable securities	-	172,250
Gain on disposal of Internet-related operations	-	(3,319,098)
Loss on disposal of business press operations	-	41,292
Non-cash - share issued for consulting fees, less prepaid	279,475	-
Equity loss	-	81,273
Changes in assets and liabilities
Decrease in accounts receivable	28,690	57,107
(Increase)Decrease in prepaid expenses and other current assets	(115,007)	9,174
Increase in amount due from related parties	(14,927)	(18,322)
Increase (Decrease) in accounts payable and accrued liabilities	5,189	(75,848)
Increase in deferred revenue	941,584	468,649
Net cash provided by (used in) operating activities	155,245	445,970

Cash flows from investing activities
Cash transferred in from acquisition of Quicknet	-	1,477,355
Purchases of remaining interest of Quicknet	(4,000,000)	-
Purchases of property and equipment	(2,368)	-
Net cash from sale of assets	-	152,381
Net cash provided by discontinued operations	-	631
Net cash flows provided by (used in) investing activities	(4,002,368)	1,630,367

Cash flows from financing activities
Issuance of common stock for cash	1,255,000	-
Issuance of convertible debentures for cash	3,350,000	-
Net cash flows provided by financing activities	4,605,000	-

Effect of exchange rate changes on cash	110	694

Increase in cash and cash equivalents	757,987	2,077,031

Cash and cash equivalents - beginning of year	5,380,622	3,303,591

Cash and cash equivalents - end of year	$6,138,609	$5,380,622

Supplemental Information :
Cash paid for :
Interest on debentures	$51,087	$69
Income taxes	-	-

Non-cash investment :
Issuance of 6,120,000 common shares for the acquisition of Quicknet	$-	$550,800
Issuance of 600,000 common shares for services rendered	351,300	-

The accompanying notes are an integral part of the consolidated financial statements

F 4

CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Stated in U.S. dollars)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

China Mobility Solutions, Inc. (“the Company”), previously known as Xin Net Corp., was incorporated under the laws of the State of Florida on September 12, 1996, with an authorized capital of 50,000,000 shares of $0.001 par value common stock. The Company’s principal business activities include providing mobile/wireless communication; in particular, Short Message Services (“SMS”) and education and training courses for foreign students.

Prior to June 2003, the Company commenced providing internet-related services, including domain name registration, web hosting and other value-added services, such as e-commerce and advertising in several major cities in the Peoples Republic of China (“PRC”). Due to the lack of funding and high competition in the market, the Company completed the sale of its internet-related services in the PRC in 2004.

Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as outlined in Notes 2 and 3. All significant inter-company transactions and balances have been eliminated on consolidation.

Accounting method - The Company’s financial statements are prepared using the accrual method of accounting.

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

Concentration of credit risk - The Company maintains Renminbi cash balances in banks in the People’s Republic of China and U.S. Dollar cash balances in Canadian and Hong Kong banks, that are not insured. Revenues were derived in geographic locations outside the United States. The ELSA program of Windsor accounts for 40% of the total tuition fees and 4% of the total revenue of the Company. The SMS of Quicknet accounts for 96% of the total revenue of the Company.

Cash and cash equivalents - Cash equivalents consists of term deposits with original maturities of three months or less.

Investments - The Company determines the appropriate classification of marketable debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. All marketable debt securities are classified as held-to-maturity and are carried at amortized cost, which approximates fair value. Investments are written down by a charge to operations for any impairment in value.

Accounts receivable and allowance for doubtful accounts - Accounts receivable are recorded net of allowances for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectibility of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of accounts receivable agings and prior collection experience to estimate the ultimate realization of these receivables.

Property and equipment - Property and equipment, stated at cost, is depreciated using the declining balance method as follows:

Furniture & fixture	20%	Declining balance method
Machinery & equipment	20%	Declining balance method
Computer equipment	30%	Declining balance method
Library	100	Declining balance method

Goodwill - Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill acquired has to be evaluated for impairment on an annual basis going forward according to Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”. The standard requires a two-step process to be performed to analyze whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires a hypothetical purchase price allocation analysis to be done to reflect a current book value of goodwill. The current value is then compared to the carrying value of goodwill. If the current fair value is lower than the carrying value, an impairment must be recorded. Annually, the goodwill is tested for impairment in the fourth quarter.

F 5

Long-lived assets - The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Revenue recognition - The Company’s revenues for 2005 consisted of revenues from SMS, education and training services. In accordance with Securities and Exchange Commission, or S.E.C., Staff Accounting Bulletin No. 104, "Revenue Recognition” and the Emerging Issue Task Force, or EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliveries" the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from SMS, education and training are recognized as the services are performed. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under “deferred revenue.”

Cost recognition - Cost of service includes direct costs to produce products and provide services.

Deferred revenue and deferred cost - Deferred revenue for 2005 consists primarily of SMS, education and training revenue received prior to the period in which service is rendered.

Capitalized software costs - The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. Accordingly, the Company did not capitalize any development costs during the period.

Advertising costs - Advertising costs are expensed as incurred. These expenses include production, media and other promotional and sponsorship costs. Total advertising costs charged to operations amounted to $953,720 for 2005 and $541,142 for 2004. Total advertising costs included in discontinued operations amounted to $nil for 2005 and $2,193 for 2004.

Income taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign currency translations - The assets and liabilities of the Company’s foreign operations are generally translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting foreign currency translation adjustments are reflected as a separate component of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Fair value of financial instruments - For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and current liabilities, the carrying amounts approximate fair value due to their short maturities.

Business segment information - The Company discloses information about its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s reportable segments are geographic areas. The accounting policies of the operating segments are the same as those for the Company.

Earnings per share - Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share.” Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

F 6

Stock-based compensation - The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, amending FASB No. 123, and “Accounting for Stock-Based Compensation”. This statement amends Statement No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends APB Opinion No. 28 “Interim Financial Reporting” to require disclosure about those effects in interim financial information. The Company adopts the disclosure provisions and the amendment to APB No. 28 effective for interim periods beginning after December 15, 2002.

Had compensation expense for the Company’s stock-based compensation plans been determined under FAS No. 123, based on the fair market value at the grant dates, the Company’s pro forma net loss and pro forma net loss per share would have been reflected as follows at December 31:

	Year Ended December 31
	2005	2004
Net income (loss)
As reported	$ (9,163,453)	$ 3,018,672
Stock-based employee compensation cost, net of tax	(301,600)	(267,300)
Pro-forma	$ (9,465,053)	$ 2,751,372

Loss per share
As reported	$ (0.52)	$ 0.20
Pro-forma	$ (0.54)	$ 0.19

The fair values of the options granted in 2005 were from $0.13 to $0.14 each, which were estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

	2005	2004

Risk free interest rate	2.78%	3.65%
Expected life of options in years	1 year	1 to 3 years
Expected volatility	132%	184%
Dividend per share	$0.00	$0.00

Asset Retirement Obligations - Statement of Financial Accounting Standards No. 143 (FAS-143), Accounting for Asset Retirement Obligations, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

FAS-143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain obligations of leases.

F 7

Accounting for convertible securities with beneficial conversion features - According to Emerging Issue Task Force (“EITF”) Issue 98-5, the beneficial conversion features embedded in convertible securities should be valued at the issue date. Embedded beneficial conversion features should be recognized and measured as follows: (a) Allocate a portion of the proceeds equal to the intrinsic value of the embedded beneficial conversion feature to additional paid-in-capital. The intrinsic value is calculated as the difference between the conversion price and the fair value of the common stock or other securities into which the security can be converted at the date when the investors have committed to purchase the convertible securities based on the terms specified, multiplied by the number of shares into which the security can be converted. (b) If the intrinsic value of the beneficial conversion feature is greater than the proceeds from the sale of the convertible instrument, the discount assigned to the beneficial conversion feature should not exceed the amount of the proceeds allocated to the convertible instruments. A discount, if any, is amortized beginning on the security’s issuance date to the earliest conversion date.

Pursuant to paragraph 12 of SFAS 133, the convertible debenture contains a conversion option, an anti-dilution provision and a redemption provision that may be considered as embedded derivative instruments as they may affect some of the cash flows required by the contract in a manner similar to a derivative instrument.

The host contract itself does not embody a claim to the residual interest in the Company and, thus, the economic characteristics and risks of the host contract should be considered that of a debt instrument (paragraph 60 of SFAS 133) and classified under liability section of the balance sheet (paragraph 16 of SFAS 133).

The conversion option of the debenture allows the holder to convert the debt into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the debenture holders to purchase the shares of the Company at a specified price within a specified time. The conversion option should not be separated from the host contract according to paragraph 61(k) of SFAS 133 as a separate option with the same terms would not be considered to be a derivative for the issuer. Embedded beneficial conversion features should be recognized and measured according to EITF 98-5.

Section 8 (“Adjustments to Conversion Price”) of the convertible debenture agreement is an anti-dilution provision that may result in the conversion ratio not being fixed. However, section 8 of the convertible debenture agreement is purely for the purpose of protecting the interest of the debenture holders against potential actions taken by Company resulting in the dilution of their equity interest in the Company when they convert their debentures into equity shares within the specified period of time. The anti-dilution provision is in the nature of an embedded derivative indexed to the Company’s own stock and would be classified in the shareholders’ equity if it was a freestanding derivative, this provision is not considered a derivative for the purpose of SFAS 133 (paragraph 3 of EITF 05-2).

The redemption provision allows the Company to redeem the debentures at 125% of the principal amount plus accrued interest after six months of the effective date of the registration statement. The redemption option can be viewed as a call option available to the Company. Through the four steps analysis outlined in DIG B-16, the redemption provision of the debenture is considered to be clearly and closely related to the economic characteristics and risks of the debt host contract as the amount to be paid upon settlement is not based on changes in an index or the repayment of the contractual amount is not contingently exercisable (paragraph 61(d) of SFAS 133). The redemption provision thus should not be separated from the host contract for separate consideration.

The warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. If an effective registration statement is not available for the resale of warrant shares, the warrant holders can still exercise the warrants to get the unregistered shares at a lower exercise price calculated. As the registration of the shares underlying the warrants is out of the control of the Company, the warrant contracts should be classified as a permanent equity instrument according to paragraph 14 of EITF 00-19.The provision should not be regarded as a derivative instrument as it is in the nature of indexed to the Company’s own stock and classified under the shareholders’ equity on the balance sheet (paragraph 11 of SFAS 133). (See Note 9-Common Stock, Stock Options and Warrants)

F 8

Comprehensive income - The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company includes items of other comprehensive loss by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive loss separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its statement of stockholders’ equity.

Capital structure - The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure,” which established standards for disclosing information about an entity’s capital structure.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by, or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. (See Note 12)

Reclassification of Prior Period - Certain prior period amounts have been reclassified in order to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders’ equity.

Recent Accounting Pronouncements - The Financial Accounting Standards issued the following pronouncements during 2004, none of which is expected to have a significant effect on the financial statements:

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 will not have any impact on the Company’s consolidated financial statements.

NOTE 2 - SUBSIDIARIES

The Company’s wholly owned subsidiaries are as follows:

(1)
Infornet Investment Limited (a Hong Kong corporation) (“Infornet HK”) is a telecommunication and management network company providing financial resources and expertise in telecommunication projects. This subsidiary was originally incorporated as Micro Express Limited and was acquired at no cost. The name was changed to Infornet Investment Limited on July 18, 1997.

(2)
Infornet Investment Corp., (a Canadian corporation) (“Infornet Canada”) is engaged in a similar line of business as that of the Company. The Company issued 5,000,000 shares of common stock to acquire this subsidiary for a total value of $65, the latter representing organizational costs and filing fees.

(3)	Xinbiz (HK) Limited (a Hong Kong corporation) (“Xinbiz Ltd.”) and Xinbiz Corp. (a British Virgin Islands corporation) (“Xinbiz Corp.”). Both subsidiaries were inactive during 2005 and 2004.
(4)	Windsor Education Academy Inc., (a Canadian Corporation) (“Windsor”) is engaged in providing English as a secondary language (“ESL”) training program to foreign students.

F 9

NOTE 3 - ACQUISITION OF QUICKNET

On June 23, 2004, the Company completed the acquisition of 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China by signing a Purchase Agreement (the “Quicknet Purchase Agreement”). Quicknet is engaged in the use of software for mobile/wireless communication and for Short Message Services ("SMS"). The Company acquired the 49% equity interest from Quicknet shareholders in exchange for the Company’s issuance of 6,120,000 shares of common stock of the Company (2,040,000 post-reverse split shares at a market price of $0.27 per share for a total of $550,800). In June 2004, the Company signed a Purchase Agreement (the “Chinaco Purchase Agreement”) with Beijing Shi Ji Rong Chuang Service & Technology Co., Ltd., a local China company (“Chinaco”), which owned 2% of the equity interest of Quicknet whereby the Company purchased a 1% interest from each of the two unaffiliated shareholders of Quicknet, namely, Mr. Bo Yu and Mr. Fang Hu. Under the Chinaco Purchase Agreement, the Company was granted the right to purchase 100% of the equity of Chinaco for a nominal consideration when Chinese law permits such sale. Chinaco is owned by two senior officers of the Company who have Chinese citizenship. Due to current government restrictions on foreign ownership of telecommunication companies in China, the Company was not permitted to acquire the additional 2% of the equity interest of Quicknet that is still held by Chinaco. Therefore, Chinaco has granted an unconditional, irrevocable proxy, without time limit, to the Company. Through the above-described proxy, the Company can appoint all directors and officers of Quicknet and therefore directly and indirectly controls 51% of the equity interest of Quicknet through direct ownership of 49% equity interest and indirect ownership of the remaining 2% equity interest through the contract arrangements with Chinaco.

Under the Quicknet Purchase Agreement, the Company also had an option to acquire the remaining 49% equity interest in Quicknet from the Quicknet Shareholders within the first year for $4,000,000. The Company had an option to acquire this remaining 49% equity interest in Quicknet within the second year for $5,000,000. As a general rule, the Company could pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash could be negotiated between both parties.

Quicknet’s financial information is incorporated into the consolidation of the Company effective June 30, 2004, as the transactions that occurred between the period from June 23, 2004 to June 30, 2004 were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments	$ 1,477,355
Accounts receivables	90,560
Prepaid expenses	10,998
Fixed assets, net	14,930
Goodwill	846,782
Accounts payables and accrued liabilities	(275,130)
Unearned revenue	(1,614,695)
Fair value of consideration issued - 2,040,000 common shares @ $0.27 per share	$ 550,800

F 9

The following pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:

	2004	2003

Net sales	$ 3,191,010	$ 502,035

Net income (loss)	$ 3,258,277	$ (594,293)

Basic and diluted earnings (loss) per share	$ 0.22	$ (0.04)

The Company exercised its right to purchase the remaining 49% interest in September, 2005 (the “Option Exercise”), by having Chinaco purchase a 24.5% interest from each of the two unaffiliated shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu.

On September 30, 2005, the Company acquired the remaining 49% of ownership of Quicknet through exercising its option under the original acquisition agreement. The Company paid the acquisition price of $4,000,000 by December 31, 2005, as required by the agreement.

The value assigned to assets and liabilities acquired is summarized as follows:

Cash and short term investments	$ 1,356,834
Accounts receivable	1,626
Goodwill	3,973,646
Accounts payables and accrued liabilities	(134,452)
Unearned revenue	(1,197,654)
Cash paid	$ 4,000,000

As previously mentioned, pursuant to the Chinaco Purchase Agreement, the Company was granted the right to acquire 100% of the equity of Chinaco, if and when Chinese law permits. The Company directly owns 49% of Quicknet and through Chinaco, indirectly controls a 51% equity interest, and therefore controls 100% of Quicknet.

Until such time, if ever, that Chinese law permits the transfer of a direct controlling interest in Quicknet, the Company will maintain control of Quicknet under its Quicknet Purchase Agreement, Chinaco Purchase Agreement, and August 2005 Option Exercise. However, the Company will be unable to directly own the remaining 51% interest held by Chinaco.

NOTE 4 - PROPERTY AND EQUIPMENT

	December 31,
	2005	2004

Equipment	$ 26,986	$ 24,832
Library	9,554	9,554
Furniture	10,189	9,975
Total	46,729	44,361
Less : Accumlated depreciation	(40,481)	(37,812)
Net	$ 6,248	$ 6,549

Depreciation charged to continuing operations amounted to $2,705 for 2005 and $2,071 for 2004. Depreciation included in discontinued operations amounted to $nil for 2005 and $397 for 2004.

F 10

NOTE 5 - CONVERTIBLE DEBENTURES

On August 15, 2005, the Company completed an offering of 134 units ("Units") for $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and one new Series “A” Warrant and one new Series “B” Warrants. The Debentures are initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (“LIBOR”). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement. The registration statement has not been approved by the regulatory authority.

Each Unit also includes: (i) new Series “A” Warrants exercisable at $0.44 per share to purchase 71,429 shares of Common Stock of the Company for two years from the Effective Date, but no later than February 15, 2008; and (ii) new Series “B” Warrants exercisable at $0.52 per share to purchase 71,429 shares of Common Stock for three years from the Effective Date, but no later than February 15, 2009. The new Series “A” and new Series “B” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

The redemption provision allows the Company to redeem the debentures at 125% of the principal amount plus accrued interest after six months of the effective date of the registration statement. The redemption option can be viewed as a call option available to the Company. Through the four steps analysis outlined in DIG B-16, the redemption provision of the debenture is considered to be clearly and closely related to the economic characteristics and risks of the debt host contract as the amount to be paid upon settlement is not based on changes in an index or the repayment of the contractual amount is not contingently exercisable (paragraph 61(d) of SFAS 133). The redemption provision thus should not be separated from the host contract for separate consideration.

The Company incurred $335,000 as the 10% sales commission of the aggregate purchase price, $100,500 as the 3% expenses of the agent, $16,750 for the agent’s out-of-pocket expenses and $120,609 for legal fees for total costs of $572,859 that are charged to operations for the year ended December 31, 2005 in view of the short term of the debenture.

To December 31, 2005 interest has been paid of $51,087 and accrued of $26,800 for total interest charged to operations of $77,887. The accrued interest is included in accrued liabilities at December 31, 2005.

NOTE 6 - DISCONTINUED OPERATIONS

(a) DISCONTINUED OPERATIONS - INTERNET-RELATED SERVICES

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

The gain on disposal of the internet-related business, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds		$ 2,415,800
Less :	Current assets	(1,992,665)
	Fixed assets	(442,820)
	Current liabilities	3,338,783
Loss on disposal of Dawa		$ 3,319,098

(b) DISPOSAL OF DAWA BUSINESS GROUP INC. (“DAWA”)

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

The loss on disposal of Dawa during the year ended December 31, 2004, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds		$ 26,862
Less :	Current assets	(61,987)
	Fixed assets	(1,617)
	Goodwill	(60,312)
	Other assets	(145)
	Current liabilities	55,907
Loss on disposal of Dawa		$ (41,292)

F 11

NOTE  7 - INCOME TAXES

According to “PRC Joint Venture Enterprises Income Tax Act” which adopted on Sept. 10, 1980 and amended on Sept. 2, 1983:

(1)	Joint Venture needs to pay Income Tax if they operate and generate income from PRC;
(2)	Tax is based on the total revenue after deducting cost of revenue, expenses and losses;
(3)	Joint Venture Enterprises has an income tax rate of 30% from central government, and a 3% income rate from local government, therefore the total income tax rate is 33%;
(4)	The Income Loss can be deducted from future years’ taxable income, but no more than 5 years;
(5)	Tax is calculated on a yearly basis.

QuickNet is subject to 33% income tax rate. There is no Value-added tax for QuickNet. According to “PRC Value Added Tax Temporary Regulation” which adopted on Jan. 1, 1994, VAT is only for enterprises that distribute commodities, process commodities, repair commodities and import commodities. QuickNet provides services; therefore, there is no VAT.

There are no current or deferred tax expenses for the years ended December 31, 2005 and 2004, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2005	2004

Deferred tax assets	$1,081,616	$512,349
Valuation allowance	$(1,081,616)	$(512,349)
Net deferred tax assets	$-	$-

The net change in the valuation allowance is principally the result of net operating loss carryforwards. The Company has available net operating loss carryforwards of approximately $3,277,623 for tax purposes to offset future taxable income, which expire through 2025. All of the net operating loss carryforwards were generated by the parent company. The Company does not file a consolidated tax return because all of its subsidiaries are foreign corporations. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Statutory federal income tax rate	33.0%	33.0%
Valuation allowance	-33.0%	-33.0%
Effective income tax rate	0.0%	0.0%

NOTE 8 - SEGMENTS AND GEOGRAPHIC DATA

The Company’s reportable segments are geographic areas and two operating segments, the latter comprised of mobile / wireless communication and ESL education. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items, and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

A. By geographic areas	China	Canada	Other	Total

For the Year Ended December 31, 2005

Revenue from continuing operations	$4,703,348	$199,280	$-	$4,902,628
Operating profit (loss)	257,915	(64,024)	(8,263,719)	(8,069,828)
Total assets	8,152,122	147,803	2,922,438	11,222,363
Depreciation	-	2,697	8	2,705
Interest income	20,193	105	64,634	84,932
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	1	1

For the Year Ended December 31, 2004

Revenue from continuing operations	$1,871,960	$298,806	$-	$2,170,766
Operating profit (loss)	55,906	(22,060)	(276,062)	(242,216)
Total assets	6,362,416	75,925	8,689	6,447,030
Depreciation	-	1,906	165	2,071
Interest income	82,588	14	-	82,602
Gain from discontinued operations - net	3,277,444	-	-	3,277,444
Equity loss in undistributed earnings of investee company	-	-	(81,273)	(81,273)
Investment in equity method investee	-	-	1	1

F 12

B. By operating segments	Mobile/Wireless	ESL
	communications	education	Other	Total
For the Year Ended December 31, 2005
Revenue from external customers	$4,703,348	$199,280	$-	$4,902,628
Intersegment revenue	-	-	-	-
Interest revenue	20,193	105	64,634	84,932
Interest expense	-	-	77,887	77,887
Depreciation	-	2,218	487	2,705
Segment operation profit (loss)	257,915	25,729	(8,353,472)	(8,069,828)
Segment assets	8,152,122	82,490	2,987,751	11,222,363

For the Year Ended December 31, 2004
Revenue from external customers	$1,871,960	$298,806	$-	$2,170,766
Intersegment revenue	-	-	-	-
Interest revenue	82,588	14	-	82,602
Interest expense	-	-	69	69
Depreciation	-	1,710	361	2,071
Segment operation profit (loss)	57,964	(11,230)	(288,950)	(242,216)
Segment assets	6,351,943	73,823	21,264	6,447,030

NOTE 9 - COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock

On June 24, 2004, the Company carried out a 3-for-1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

During the year ended December 31, 2005, the Company issued 600,000 shares of its common stock at a fair value of $351,300 to a company for one-year investor relations services until March 2006. As of December 31, 2005, $116,667 was recorded as prepaid expenses and $234,633 was recorded as investor relations expense.

During the year ended December 31, 2005, the Company increased its authorized share capital from 50,000,000 to 500,000,000 shares of common stock with a par value of $0.001 per share.

F 13

Conversion Feature of the convertible debenture

According to EITF 98-5, the intrinsic value of the conversion feature of the convertible debenture is $1,052,863. The whole amount has been recorded as interest expenses in the statement of operations as the debentures are convertible at any time during the specified periods and is reflected in an increase in additional paid-in-capital.

Stock Options

The 2,136,000 stock options granted on November 12, 1999 at an exercise price of $3.90 each and the 1,155,000 stock options granted on July 23, 2004 at an exercise price of $0.30 each were only approved by the Board of Directors as the Company did not have an option plan at that time.

The Company filed a Form S-8 for its “2005 Stock Option Plan” with Security Exchange Commission (“SEC”) on May 5, 2005 for up to 3,500,000 Stock Options.  “2005 Stock Option Plan” has been approved by a majority vote of the shareholders at the Annual General Meeting held on July 28, 2005. The Company has granted 3,090,000 stock options to employees and consultants under "2005 Stock Option Plan" in 2005 and all options have been exercised as of December 31, 2005.

The Company filed another S-8 for its “2006 Stock Option Plan” with SEC on Nov.3, 2005 for up to 4,000,000 Stock Options. “2006 Stock Option Plan” is a Non-qualified Stock Option Plan meaning it hasn’t been approved by the majority of the shareholders of the Company. There is no option been granted under "2006 Stock Option Plan" as of December 31, 2005.

On February 24, 2005, 495,000 stock options at $0.30 each were exercised.

On September 1, 2005, the Company granted 3,090,000 stock options to consultants and employees with an exercise price of $0.35 each and $0.40 each for 2,590,000 and 500,000 stock options, respectively, expiring on September 1, 2015. These stock options were all exercised on the date of grant.

Options outstanding at December 31, 2005 were 660,000 with option price of $0.30 each. No options were canceled or forfeited during the year ended December 31, 2005. The weighted average remaining contractual life is 1.56 years.

The continuity of stock options can be summarized as follows:

	Shares under option	Weighted average per share exercise price

Balance, December 31, 2003	2,136,000	$ 3.90
Granted	1,155,000	0.30
Expired	(2,136,000)	3.90
Balance, December 31, 2004	1,155,000	0.30
Granted	3,090,000	0.32
Exercised	(3,585,000)	0.31
Balance, December 31, 2005	660,000	0.30

F 14

Warrants

5,884,990 Series “A” Warrants at an exercise price of $0.50 each expired on March 31, 2005.

On August 15, 2005, the Company issued 134 new Series “A” Warrants. Each new Series “A” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.44 per share for two years from the Effective Date, but no later than February 15, 2008. The Company also issued 134 new Series “B” Warrants. Each new Series “B” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.52 per share for three years from the Effective Date, but no later than February 15, 2009. The new Series “A” and “B” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided that the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

The fair value of the new Series “A” warrants issued was estimated at $24,286 each by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 141%, risk-free interest rates of 3.14%, and expected lives of two years.

The fair value of the new Series “B” warrants issued was estimated at $27,143 each by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 158%, risk-free interest rates of 3.26%, and expected lives of three years.

As of December 31, 2005, 10 Series “B” warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006. 134 new Series “A” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date but no later than February 15, 2008. 134 new Series “B” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

The new Series “A” and “B” warrants issued through the Units sold are considered as equity instruments. These warrants are separated from the convertible debentures and are not affected by any of the redemption or early settlement feature of the convertible debentures. The exercisability of the warrants is not contingently depending on the terms of the convertible debentures. The warrants can be exercised within their own specified periods at specified prices. If the related shares cannot be registered, the Company is only obligated to issue unregistered shares to the warrants holders when the warrants are exercised without any penalty. There is no penalty payable in cash by the Company for these new Series “A” and “B” warrants if the Company fails to register the shares. The Company also has enough authorized share capital to cover all the potential shares to be issued.

The fair value of the warrants are $24,286 ($0.34 * 71,429) and $27,143 ($0.38 * 71,429) each, respectively, as determined by using the Black-Scholes Model. The total fair value of the warrants $6,891,486 ($24,286 * 134 + $27,143 * 134) has been recorded as an expense in the statement of operation and a separate line in the equity section of the balance sheet as the amount involved is regarded as a cost of issuance of the convertible debenture. Revaluation has to be done on a periodic basis to update the fair value of the warrants. The periodic difference will be charged to the statement of operation as expenses or expenses recovery and adjustment to the fair value of the warrants in the equity section of the balance sheet.

F 15

NOTE 10 - LEASE COMMITMENTS

Operating leases - The Company leases office space under various operating leases expiring through June, 2007. Total rent expense charged to operations during 2005 and 2004 was $292,340 and $155,734, respectively. Future minimum rental commitments are (approximately) $236,513 as follows:

Year Ending
December 31, 2006	$ 178,670
December 31, 2007	57,843
$ 236,513

NOTE 11 - RELATED PARTY TRANSACTIONS

Options - The Company’s five directors were granted 1,155,000 options to purchase shares at $0.30. 660,000 of the options are outstanding at December 31, 2005.

Wages and benefits - The Company paid $30,866 as wages and benefits to a director and an officer of the Company during the year ended December 31, 2005.

Advances - As of December 31, 2005, the Company advanced $8,485 to a director for expenses to be incurred on behalf of the Company and also advanced $21,443 to a company with a director in common. The advances are non-interest bearing and are repayable within twelve months of December 31, 2005.

NOTE 12 - SUBSEQUENT EVENTS

(a) Litigation
On January 18, 2006, the Company received a letter (the "Default Letter") from the attorney for the Holder of $500,000 principal amount of the Company's Senior Convertible Debenture (the "Debenture") stating that the Company was in default of the Transaction Agreements issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 Registration Statement and the filing of the Form S-8 prior to the effectiveness of the Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Default Letter was withdrawn while the parties tried unsuccessfully through February 2, 2006 to resolve the dispute. The Company denies that it is in default of the Transaction Agreements and will vigorously defend any action which might be brought against it in this matter.

Since no settlement was reached by January 31, 2006, the Default Letter is in effect retroactive to when it was received. The Holder declared the entire balance of the Debenture immediately due and payable. Accordingly, as of January 17, 2006, the aggregate amount of principal and interest claimed to be owed by the Company was $629,868, with interest claimed to accrue at the rate of 12% per annum, pursuant to Section 1(e) of the Debenture. The Company has recorded $33,500 as expense for estimated liquidated damages in the statement of operations for the year ended December 31, 2005.

(b) 2006 Non-Qualified Stock Compensation Plan
The Company filed S-8 for its 2006 non-qualified Stock Option Plan” with SEC on November 3, 2005. The total number of shares of the Company available for grants of stock options and common stock under the Plan shall be 4,000,000 common shares. Stock options may be granted to non-employee directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. All stock options granted hereunder must be granted within ten years from the earlier of the date of this Plan is adopted or approved by the Company’s shareholders. No stock option granted to any employee or 10% shareholder shall be exercisable after the expiration of ten years from the date such NQSQ is granted. The Committee, in its discretion, may provide that an Option shall be exercisable during such ten-year period or during any lesser period of time. At the discretion of the Committee, through the delivery of fully paid and non-assessable common shares, with an aggregate fair market value on the date the NQSO is exercised equal to the option price, provided such tendered shares have been owned by the Optionee for at least one year prior to such exercise.

F 16