Form 10KSB/A
period 2004-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-01
CIK 1082603

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT #3

FOR THE YEAR ENDED DECEMBER 31, 2004

General Form for Registration of Securities of Small Business Issuers

Commission file number 0-26559

CIK No. 0001082603

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of registrant as specified in this charter)

XIN NET CORP.
(Former Name)

Florida	330-751560
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#900 - 789 West Pender Street
Vancouver, B.C.
Canada V6C 1H2
(Address of principal executive offices, including zip code)

(604) 632-9638
(Registrant's telephone number, including area code)

Securities Registered to be Pursuant to Section 12(b) of the Act: None

Securities Registered to be Pursuant to Section 12(g) of the Act: Common Stock $.001 Par Value

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2004: $5,491,173 at $0.51 per share.

Number of outstanding shares of the registrant's no par value common stock, as of March 31, 2005: 15,826,670.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

    (a)     General Description and Development of Business.

PREVIOUS HISTORY

On September 6, 1996, the Company was incorporated under the laws of the State of Florida under the name of Placer Technologies, Inc. It conducted a small public offering of 200,000 shares @ $0.25 per share to achieve $50,000 in capital. In December 1996 a Rule 15c2-11 filing resulted in trading approval on the OTCBB.

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

CORPORATE OVERVIEW

China Mobility Solutions, Inc. structure showing its subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

China Mobility Solutions, Inc.
(Florida, USA)

Infornet Investment Corp. (100% Owned) (BC., Canada)	Infornet Investment Ltd. (100% Owned) (Hong Kong)
Windsor Education Academy Inc. (100% Owned) (BC., Canada)
Xinbiz Corp. (British Virgin Islands) (100% Owned) (Dormant)	Xinbiz Ltd. (Hong Kong) (Xinbiz Corp. 100% owned) (Dormant)

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

Education Business

In 2002, the Company redirected its resources to the education and training field. In January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc., a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total consideration was C$ 200,000 (about US$ 128,000). Windsor Education Academy Inc., a Richmond, British Columbia based school offers English as a Second Language (ESL) courses to foreign students. Windsor is government certified. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies in this market area with the goal of introducing foreign accredited programs into the China market.

Education and Training

Windsor Academy has a campus in Richmond, British Columbia. They are equipped with personal computers and the standard classroom fixtures.

China Mobility Solutions, Inc. currently maintains an office at: #900 - 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638).

Quicknet Acquisition in 2004

In 2004, the Company entered into a Definitive Agreement to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates through its Hong Kong subsidiary Infornet Investment LTD. In order to comply with current Chinese law, the Company will acquire 49% immediately upon closing and will retain the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% thereby aggregating 51%).

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

Discontinued Internet Services

Up until late 2002, the Company business was focused on domain name registration, webhosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the PRC to offer online site registration. In October 1999, ChinaDNS was approved as an Official Agent of Network Solutions, Inc.

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

(1)     Products and services:

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
        o As a redemption /coupon tool
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

Education and Training

(1)     Educational Product and Service

Windsor provides ESL (English as a Secondary Language) and related courses in Canada. In a recent study conducted by the OECD (Organization of Economic Cooperation and Development) and the UNESCO (United Nations Educational Scientific and Cultural Organization) titled "Financing Education - Investments and Returns", attributed education as a key ingredient in a country's economic growth. The study also examined sources of funding and found that 44% of educational expenditure for China came from private sources ompared to an OECD average of 12%. Our first acquisition, Windsor is government certified. The Company will help Windsor to expand locally as well as internationally into China and Southeast Asia. The Company will look for further companies that fit this profile with the goal of introducing foreign accredited programs into the China market. For the past several years, supplementary education had become a multi-billion dollar business in China, the most popular being Foreign Schools, English Training, Data Processing, Accounting and a variety of other programs.

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

The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.) See Company 2003 Financial Statement, Note 6.

The Company, through Infornet (Hong Kong) is the holder of 49% of Beijing Quicknet.

BUSINESS SEGMENTS

During the year, the Company had revenues in two segments:
Mobile marketing services	$1,871,960
Tuition fees	298,806
The cost of revenue in each segment was:
Mobile marketing services	$412,222
Tuition fees	61,013
The gross profit from each of the business segments was:
Mobile marketing services	$1,459,738
Tuition fees	237,793
Total	$1,697,531

The Company also carries deferred revenue of $2,105,165 for its SMS business in China and $6,533 for its education and training business.

Note:

The Company agreed to acquire 51% of a SMS provider in China, Beijing Quicknet Telecommunications Corp. Ltd. (Beijing Quicknet), from non-affiliates. In order to comply with current Chinese law, the Company acquired 49% immediately upon closing and retains the right to acquire the 2% as soon as it is able to obtain Government approval or achieve a legal structure (under Chinese law) which allows control of the 2% (thereby aggregating 51%).

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

ITEM 2. DESCRIPTION OF PROPERTIES

China Mobility Solutions, Inc. currently maintains a leased office at: #900- 789 West Pender Street, Vancouver, B.C. Canada V6C 1H2 (telephone number is 1-604-632-9638). It also has a leased an office, as part of the joint venture, in Beijing at Room 1858, New Century Office Tower, No. 6, Southern Road Capital Gym, Beijing 100044, China. Windsor Academy currently rents spaces at 7900 Alderbridge Way, Unit 100, Richmond, BC, Canada.

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

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

(a) The Company common stock is traded on the Bulletin Board under the trading symbol CHMS. The following table sets forth high and low bid prices of the its common stock for years ended December 31, 2003 and December 31, 2004 as follows:

	Bid (U.S. $)
	HIGH	LOW
2004
First Quarter	0.27	0.10
Second Quarter	1.01	0.09
Third Quarter	0.65	0.16
Fourth Quarter	0.68	0.18

2003
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

Name	Age	Title	Term
Xiao-qing Du	34	President and Director	Annual
Ernest Cheung	54	Director and Secretary	Annual

The following table sets forth the portion of their time the directors devote to the Company:

Ernest Cheung	20%
Angela Du	100%

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

Ernest Cheung, Secretary and Director, age 54.

He has been Secretary of the company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc. since 1997, Spur Ventures, Inc. since 1997, Richco Investors, Inc. since 1995 and Drucker Industries, Inc. since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (Formerly World Envirotech, Inc.).

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

SUMMARY COMPENSATION TABLE OF EXECUTIVES
Cash Compensation							Security Grants
Name and Principal Position	Year	Salary		Bonus	Annual Compensation		Restricted Stock Options	Securities, Underlying Options/SARs (#) (SHARES)	Long Term Compensation / Options	LTIP Payments	All other Compensation
Xiao-qing Du,	2001	32,084		0	0		0	0	0	0	0
President of	2002	4,809 (CDN	)	0	0		0	0	0	0	0
Infornet Subsidiary	2003	0		0	0		0	0	0	0	0
	2004	0		0	0		0	0	0	0	330,000(2)

Ernest Cheung,	2001	0		0	24,000		0	0	0	0	0
Secretary	2002	0		0	24,000 (CAD	)	0	0	0	0	0
	2003	0		0	0		0	0	0	0	0
	2004	0		0	0		0	0	0	0	165,000(2)

Officers as a group	2001	32,084		0	24,000		0	0	0	0	0
	2002	4,809 (CAD	)	0	24,000 (CAD	)				0	0
	2003	0		0	0		0	0	0		0
	2004	0		0	0		0	0	0	0	495,000

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

SUMMARY COMPENSATION TABLE OF DIRECTORS (To December 31, 2003)
Cash Compensation					Security Grants
Name and Principal Position	Year	Annual Retainer Fees ($)	Meeting Fees ($)	Consulting Fees/Other Fees ($)	Number of Shares	Securities, Underlying Options/SARs (#) (SHARES)	LTIP Payments	All other Compensation
Xiao-qing Du,	2001	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Ernest Cheung,	2001	0	0	0	0	0	0	0
Director	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Maurice Tsakok	2001	0	0	24,000 (CAD)	0	0	0	0
Director (1)	2002	0	0	24,000 (CAD)	0	0	0	0
(Resigned 2004)	2003	0	0	0	0	0		0
	2004	0	0	0	0	0	0	0

Directors as a group	2001			84,000(CAD)
	2002			54,000(CAD)
	2003
	2004

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

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class	If options exercised*

Common Stock	Xiao-qing Du Ste. 900-789 West Pender St. Vancouver, BC V6C 1H2	1,250,000 (2)(9)	7.9%	7.6%
Common Stock	Richco Investors, Inc. Ste. 830-789 West Pender St. Vancouver, BC V6C 1H2	1,137,999 (1)(3)(4)(7)	7.2%	6.9%
Common Stock	Ernest Cheung Ste. 830-789 West Pender St. Vancouver, BC V6C 1H2	1,446,333 (1)(3)(6)(7)(9)	9.1%	8.8%
Common Stock	Maurice Tsakok Ste. 830-789 West Pender St. Vancouver, BC V6C 1H2	1,225,333 (1)(3)(5)	7.7%	7.4%
Common Stock	QuickNet Partners #1859 New Century Office Tower Beijing China	2,040,000	12.9%	12.4%

Includes options exercisable within 30 days.

(b) The following sets forth information with respect to the Company common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at December 31, 2004, and in the event of exercise of all options for our stock held by such listed holders and their affiliates or beneficial owners.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Interest	Percent of Class	All warrants exercised**

Common Stock	Xiao-qing Du (Director) Ste. 900-789 West Pender St. Vancouver, B.C. V6C 1H2	1,250,000 (2)(8)	7.9%	7.6%
Common Stock	Ernest Cheung (Secretary & Director) (Including Richco Investors)	1,446,333 (1)(3)(4)(5)(6)(8)	9.1%	7.3%
Common Stock	Maurice Tsakok (Including Richco Investors)	1,225,333 (1)(3)(4)(5)(6)(8)	7.7%	6.2%
Total for officers and directors as a group		2,696,333	16.4	13.3

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Options: In 2004, the Company's directors were granted 495,000 options to purchase shares at $0.30. All of the options are outstanding as of December 31, 2004. Angela Du received 330,000 options and Ernest Cheung received 165,000 options.

ITEM 13. EXHIBITS

3.6	Articles of Amendment Incorporated by Reference as previously filed in an 8-K dated June 25, 2005
10.11	Share Purchase Agreement (Incorporated by reference)Previously filed 8K 12/24/01
10.1	Investment Banking Agreement (Incorporated by reference) Previously filed 8K 11/28/01
10.1	Share Exchange Agreement (Incorporated by reference) Previously filed 8K 10/03/01
3.2	Amended Bylaws (Incorporated by reference) Previously filed 8K 8/15/01
10.1	Letter of Intent (Incorporated by reference) Previously filed 8K 8/03/01
10.1	Assets Transfer Agreement (Incorporated by reference) Previously filed 8K 7/12/01
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: April 27, 2006	CHINA MOBILITY SOLUTIONS, INC.
by:	/s/ Xiao-qing Du
Xiao-qing Du, President

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xiao-qing Du	President, Director and Principal Accounting Officer	April 27, 2006
Xiao-qing Du

/s/ Ernest Cheung	Secretary, Director and Principal Financial Officer	April 27, 2006
Ernest Cheung

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)	Telephone: (604) 662-8899
Canada - British Columbia Public Practice Licence	Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
China Mobility Solutions, Inc.

We have audited the accompanying consolidated balance sheet of China Mobility Solutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of China Mobility Solutions, Inc. as of December 31, 2003 were audited by other auditors whose report, dated April 23, 2004, expressed an unqualified opinion on those consolidated financial statements, except for an additional paragraph concerning going concern disclosure.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Mobility Solutions, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ “Moen and Company LLP”
“Moen and Company LLP”
Vancouver, British Columbia, Canada Chartered Accountants April 6, 2005, except for Notes 4, 8, 9, 11 as to which the date is March 30, 2006

CHINA MOBILITY SOLUTIONS, INC.
(formerly Xin Net Corp.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
Stated in U.S. dollars

	2004	2003
	(Audited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$5,380,622	$3,303,591
Accounts receivable, net of allowance of $nil (2003: $58,678)	34,560	1,107
Prepaid Expenses and Other Current Assets	33,070	31,246
Amount due from related parties	18,322	-
Assets to be disposed of	-	2,533,838

Total Current Assets	5,466,574	5,869,782

Investment (Note 4)	1	253,524
Property and Equipment, Net (Note 5)	6,549	9,870
Goodwill	973,906	187,436

Total Assets	$6,447,030	$6,320,612

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Other Accrued Liabilities	$340,824	$141,542
Deferred Revenue	2,111,698	28,354
Liabilities to be disposed of	-	3,284,355
Security deposit from Sino-i.com Ltd.	-	2,416,200
Total Current Liabilities	2,452,522	5,870,451

Minority Interest	32,791	38,147

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 50,000,000 common shares
Issued and Outstanding : 15,826,670 common shares (2003: 13,786,670)
Par Value	15,827	13,787
Additional Paid In Capital	8,770,378	8,221,618
Accumulated Deficit	(4,640,956)	(7,659,628)
Accumulated Other Comprehensive Loss	(183,532)	(163,763)

Total Stockholders' Equity	3,961,717	412,014

Total Liabilities and Stockholders' Equity	$6,447,030	$6,320,612

(The accompanying notes are an integral part of these financial statements)

CHINA MOBILITY SOLUTIONS, INC.
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Stated in U.S. dollars

	2004	2003
	(Audited)	(Audited)
Revenue
Mobile marketing services	$1,871,960	$-
Tuition fee	298,806	280,723
Total Revenue	2,170,766	280,723
Cost of revenue
Mobile marketing services	412,222	-
Tuition fees	61,013	134,340
	473,235	134,340

Gross profit	1,697,531	146,383

Expenses
Advertising and promotion	541,142	16,048
Consulting and professional	116,784	118,052
Depreciation	2,071	7,394
Foreign exchange loss (gain)	(24,029)	(14,032)
General and administrative	110,116	58,219
Rent	296,920	68,966
Salaries, wages and sub-contract	724,493	82,446
Impairment on marketable securities	172,250	-
Total Expenses	1,939,747	337,093

Operating Loss	(242,216)	(190,710)

Other Income and Expenses
Interest income	82,602	15,066
Other income	10,272	7,678
Equity loss in undistributed earnings of investee company	(81,273)	(66,076)
	11,601	(43,332)
Loss before minority interest and
discontinued operations	(230,615)	(234,042)

Minority interest	(28,157)	26,046

Loss from Continuing Operations	(258,772)	(207,996)

Discontinued operations
Loss from Assets held for sale	-	(322,987)
Gain on disposal of ISP operations	-	206,653
Gain on disposal of internet-related operations (Note 6)	3,319,098	-
Loss on disposal of business press operations (Note 7)	(41,292)	-
Income (loss) from discontinued operations (Note 7)	(362)	10,053
	3,277,444	(106,281)

Net Income (Loss) Available to Common Stockholders	$3,018,672	$(314,277)

Earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$(0.02)	$(0.01)
Earnings (loss) from discontinued operations	0.22	(0.01)
Total basic and diluted	$0.20	$(0.02)

Weighted average number of common shares outstanding:
Basic and diluted	14,856,834	13,786,670

(The accompanying notes are an integral part of these financial statements)

CHINA MOBILITY SOLUTIONS, INC.
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

		Stated in U.S. dollars

			Capital Stock			Accumulated
			Additional			Other
	Common		Paid In		Accumulated	Comprehensive
	Shares	Par Value	Capital	Total	Deficit	Loss	Total

Balance, December 31, 2002	41,360,010	$41,360	$8,194,045	$8,235,405	$(7,345,351)	$(148,659)	$741,395

Net loss for year ended December 31, 2003					(314,277)		(314,277)

Foreign Currency Translation Adjustments						(15,104)	(15,104)

Balance, December 31, 2003	41,360,010	$41,360	$8,194,045	$8,235,405	$(7,659,628)	$(163,763)	$412,014

Issuance of common stock for
acquisition of Quicknet on June 23, 2004	6,120,000	6,120	544,680	550,800			550,800

Reverse stock split 3:1 on June 24, 2004	(31,653,340)	(31,653)	31,653	-			-

Net income for year ended December 31, 2004					3,018,672		3,018,672

Foreign Currency Translation Adjustments						(19,769)	(19,769)

Balance, December 31, 2004	15,826,670	$15,827	$8,770,378	$8,786,205	$(4,640,956)	$(183,532)	$3,961,717

(The accompanying notes are an integral part of these financial statements)

CHINA MOBILITY SOLUTIONS, INC.
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
Stated in U.S. dollars

	2004	2003
	(Audited)	(Audited)

Cash flows from operating activities
Net income (loss)	$3,018,672	$(314,277)
Less: loss from assets held for sale	-	322,987
Less: loss from discontinued operations	362	(10,053)
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	2,071	7,394
Foreign Currency Translation adjustments	(19,769)	(15,104)
Minority interest	28,157	(26,046)
Impairment on marketable securities	172,250	-
Gain on disposal of ISP operations	-	(206,653)
Gain on disposal of internet-related operations	(3,319,098)	-
Loss on disposal of business press operations	41,292	-
Equity loss of The Link Group, Inc.	81,273	66,076

Changes in assets and liabilities
(Increase) Decrease in accounts receivable	57,107	(1,107)
(Increase) Decrease in prepaid expenses and other current assets	9,174	(8,824)
Increase in amount due from related parties	(18,322)	-
Increase (Decrease) in accounts payable	(75,848)	32,498
Increase (Decrease) in deferred revenue	468,649	(9,371)
Increase in security deposits	-	2,416,200
Net cash provided by operating activities	445,970	2,253,720

Cash flows from investing activities
Purchases of property and equipment	-	(10,661)
Reduction in investment	-	1,266
Cash acquired from acquisition of Quicknet	1,477,355	-
Net cash flows provided by (used in) investing activities	1,477,355	(9,395)

Effect of exchange rate changes on cash	694	-

Net cash provided by continuing operations	1,924,019	2,244,325
Net cash provided by assets held for sale	152,381	98,751
Net cash provided by discontinued operations	631	3,382

Increase in cash and cash equivalents	2,077,031	2,346,458

Cash and cash equivalents - beginning of year	3,303,591	957,133

Cash and cash equivalents - end of year	$5,380,622	$3,303,591

Supplemental Information :
Cash paid for :
Interest	$69	$6,565
Income taxes	-	10,978

Non-cash investment :
Issuance of 6,120,000 common shares for the acquisition of Quicknet	$550,800	$-

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

CHINA MOBILITY SOLUTIONS, INC.
(formerly China Mobility Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

	2004	2003
Net income (loss)
As reported	$3,018,672	$(314,277)
Stock-based employee compensation cost, net tax	(267,300)	(122,758)
Pro-forma	$2,751,372	$(437,035)
Loss per share
As reported	$0.20	$(0.02)
Pro-forma	$0.19	$(0.03)

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

NOTE 3 - ACQUISITION OF QUICKNET

On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China. Quicknet is engaged in the development of software for mobile/wireless communication, in particular, that for Short Message Services ("SMS"). The 49% equity interest was made through the issuance of 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share (2,040,000 post-reverse split at a market price of $0.27 per share for a total of $550,800). Due to the restrictions on foreign ownership of telecommunication companies in China, an additional 2% of the equity interest of Quicknet is held by a local China company(“Chinaco”) owned by two senior officers of the Company who have Chinese citizenship. This 2% interest will be transferred to the Company through a purchase agreement signed with Chinaco in August 2005 (the “Purchase Agreement”) for a nominal amount of consideration at such time as Chinese law permits and Chinaco has granted an unconditional, irrevocable proxy without time limit to the Company. Through this arrangement, the Company directly and indirectly owns and controls 51% equity interest in QuickNet. Under the August 2005 Purchase Agreement, the Company has an option to acquire the remaining 49% equity interest in Quicknet within the first year from the closing date for $4,000,000. The Company has another option to acquire this remaining 49% equity interest in Quicknet within the second year from the closing date for $5,000,000. As a general rule, the Company can pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash can be negotiated between both parties.

CHINA MOBILITY SOLUTIONS, INC.
(formerly China Mobility Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Quicknet's financial information is incorporated into the consolidation of the Company effective June 30, 2004, as the transactions that occurred between the period from June 23, 2004 to June 30, 2004 were immaterial.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments	$1,477,355
Accounts receivables	90,560
Prepaid expenses	10,998
Fixed assets, net	846,782
Goodwill	(275,130)
Accounts payables and accrued liabilities	(1,614,695)
Fair value of consideration	- 2,040,000
common shares @ $0.27 per share	$550,800

The following pro forma information is based on the assumption that the acquisition took place as of beginning of the period (January 1, 2004), with comparative information for the immediately preceding period as though the acquisition had been completed at the beginning of that period:

	2004	2003

Net sales	$3,191,010	$502,035

Net income (loss)	$3,258,277	$(594,293)

Basic and diluted earnings (loss) per share	$0.22	$(0.04)

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

	2004	2003

Original cost of 15,370,675 shares of The Link Group, Inc.	$800,300	$800,300
Equity in undistributed earnings of investee company	(628,049)	(628,049)
Investment - at equity	172,251	$172,251

Impairment on marketable securities	$1

CHINA MOBILITY SOLUTIONS, INC.
(formerly China Mobility Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 5 - PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
Equipment	$24,832	$24,832
Library	9,554	9,554
Furniture	9,975	9,975
Total	$44,361	$44,361
Less: Accumlated depreciation	(37,812)	(34,491)
Net book value	$6,549	$9,870

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

The gain on disposal of the internet-related business, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds	$2,415,800
Less: Current assets	(1,992,665)
Capital asets	(442,820)
Current liabilities	3,338,783
Gain on disposal of internet-related business	$3,319,098

The results of the discontinued internet-related services for year 2004 and 2003 are as follows:

	2004	2003

Revenue	$-	$2,372,554
Operating costs	-	(2,695,541)
Net profit (loss)	$-	$(322,987)

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

The Company first acquired the 102 shares of common stock of D wa pursuant to a prior Share Exchange Agreement, dated July 3, 2003, (the "2003 Share Exchange Agreement") between the Company, Windsor, Dawa and 1041571 whereby the Company exchanged 98 shares, or 49%, of the issued and outstanding common stock of Windsor to 1041571 in consideration for 102 shares, or 51%, of the issued and outstanding common stock of Dawa. Prior to the 2003 Share Exchange Agreement, Windsor was a wholly owned subsidiary of the Company.

At the close of the 2004 Share Exchange Agreement, the Company became the beneficial owner of all of the issued and outstanding stock of Windsor and the Company ceased to own any of the common stock of Dawa. The 2004 Share Exchange Agreement did not involve any cash consideration.

CHINA MOBILITY SOLUTIONS, INC.
(formerly China Mobility Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

The loss on disposal of Dawa, together with the related assets and liabilities disposed of, is as follows:

Sales proceeds	$26,862
Less: Current assets	(61,987)
Fixed assets	(1,617)
Goodwill	(60,312)
Other assets	(145)
Current liabilities	55,907
Loss on disposal of Dawa	$(41,292)

The result of Dawa operations for the six months ended June 30, 2004 and the pro forma results of operations for the six months ended June 30, 2003, which are shown for comparison purposes assuming the Company acquired Dawa as of January 1, 2003, are as follows:

	2004	2003

Revenue	$213,205	$149,338
Operating costs	(213,567)	(145,149)
Net profit (loss)	$(362)	$3,189

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

	2004	2003

Deferred tax assets	$512,349	$424,366
Valuation allowance	$(512,349)	(424,366)
Net deferred tax assets	$-	$-

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

	2004	2003

Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

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

A. By geographic areas	China	Canada	Other	Total

For the year ended December 31, 2004

Revenue from continuing operations	$1,871,960	$298,806	$-	$2,170,766
Operating profit (loss)	55,906	(22,060)	(276,062)	(242,216)
Total assets	6,362,416	75,925	8,689	6,447,030
Depreciation	-	1,906	165	2,071
Interest income	82,588	14	-	82,602
Gain from discontinued operations	3,277,444	-	-	3,277,444
Equity loss in undistributed earnings of investee company	-	-	(81,273)	(81,273)
Investment in equity method investee	-	-	1	1

For the year ended December 31, 2003

Revenue from continuing operations	$-	$280,723	$-	$280,723
Operating profit (loss)	(2,395)	(110,325)	(77,990)	(190,710)
Total assets	5,675,109	151,474	494,029	6,320,612
Depreciation	-	6,680	714	7,394
Interest income	15,049	12	5	15,066
Loss from discontinued operations	(106,281)	-	-	(106,281)
Equity loss in undistributed earnings of investee company	-	-	(66,076)	(66,076)
Investment in equity method investee	-	-	253,524	253,524

B. By operating segments	Mobile communications	ESL education	Other	Total

For the year ended December 31, 2004

Revenue from external customers	$1,871,960	$298,806	$-	$2,170,766
Intersegment revenue	-	-	-	-
Interest revenue	82,588	14	-	82,602
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