Form 10QSB/A
period 2005-09-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-02
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

XIN NET CORP.
(Former name of registrant)

Florida	330-751560
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

ITEM 1. FINANCIAL STATEMENTS.

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc., a Florida corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004, included in the Company's Form 10-KSB.

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

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Unaudited)

Stated in U.S. dollars	2005	2004
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$7,634,523	$5,380,622
Accounts receivable	6,204	34,560
Prepaid Expenses and Other Current Assets	348,373	33,070
Amount due from related parties	21,531	18,322

Total Current Assets	8,010,631	5,466,574

Investment	1	1
Property and Equipment, Net	6,988	6,549
Goodwill	4,802,520	973,906

Total Assets	$12,820,140	$6,447,030

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Other Accrued Liabilities	$2,338,873	$340,824
Deferred Revenue	2,474,458	2,111,698
Convertible Debentures (Note 4)	3,350,000	-
Amount due to related parties	500	-

Total Current Liabilities	8,163,831	2,452,522

Minority Interest	-	32,791

Commitments and Contingencies	-	-

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 50,000,000
Issued and Outstanding : 20,011,670 (2004: 15,826,670)	20,012	15,827
Additional Paid In Capital	18,442,826	8,770,378
Subscription Receivable	(140,000)	-
Accumulated Deficit	(13,469,927)	(4,640,956)
Accumulated Other Comprehensive Loss	(196,602)	(183,532)

Total Stockholders' Equity	4,656,309	3,961,717

Total Liabilities and Stockholders' Equity	$12,820,140	$6,447,030

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended September 30, 2005 AND 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Stated in U.S. dollars	2005	2004	2005	2004

Revenue
Mobile marketing services	$1,190,328	$888,082	$3,376,829	$888,082
Tuition fee	53,100	95,383	160,408	218,298
	1,243,428	983,465	3,537,237	1,106,380
Cost of revenue
Mobile marketing services	368,552	236,229	903,022	236,229
Tuition fee	16,596	15,268	43,614	43,641
	385,148	251,497	946,636	279,870

Gross profit	858,280	731,968	2,590,601	826,510

Expenses
Advertising and promotion	253,970	273,696	663,402	280,471
Commission	359,500	-	359,500	-
Consulting and professional	186,736	17,463	214,421	56,800
Depreciation	765	2,255	1,933	3,890
Fair value of warrants issued	6,891,470	-	6,891,470	-
Foreign exchange gain	(97,536)	(17,219)	(92,942)	(8,801)
General and administrative	223,239	1,682	280,132	59,761
Interest - intrinsic value of the conversion feature	1,052,863	-	1,052,863	-
Investor relations	87,825	-	175,650	-
Rent	224,421	124,499	554,370	150,060
Salaries, wages and sub-contract	344,797	307,532	1,034,949	379,198
Stock-based compensation	126,000	-	126,000	-
Website development	-	-	80,000	-
	9,654,050	709,908	11,341,748	921,379

Operating Income (Loss)	(8,795,770)	22,060	(8,751,147)	(94,869)

Other Income and Expenses
Interest income	24,211	30,290	60,625	59,846
Other income	1	9	20	1,470
Equity loss	-	-	-	(81,273)
	24,212	30,299	60,645	(19,957)

Income (Loss) before minority interest and discontinued operations	(8,771,558)	52,359	(8,690,502)	(114,826)

Minority interest	(6,141)	-	(138,469)	4,634

Income (Loss) from Continuing Operations	(8,777,699)	52,359	(8,828,971)	(110,192)

Discontinued operations
Loss from discontinued business press operations	-	-	-	(41,654)

Net Income (Loss) Available to Common Stockholders	$(8,777,699)	$52,359	$(8,828,971)	$(151,846)

Earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$(0.49)	$0.00	$(0.52)	$(0.01)
Earnings (loss) from discontinued operations	0.00	0.00	0.00	-0.00
Total basic and diluted	$(0.49)	$0.00	$(0.52)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	17,929,279	15,826,670	16,996,285	14,531,196

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the nine months ended September 30, 2005 and December 31, 2004
(Unaudited)

						Accumulated
		Stock	Additional			Other
	Common	Amount At	Paid In	Subscription	Accumulated	Comprehensive
Stated in U.S. dollars	Shares	Par Value	Capital	Receivable	Deficit	Loss	Total

Balance, December 31, 2003	41,360,010	$41,360	$8,194,045	$-	$(7,659,628)	$(163,763)	$412,014

Issuance of common stock for acquisition of Quicknet on June 23, 2004	6,120,000	6,120	544,680				550,800

Reverse stock split 3:1 on June 24, 2004	(31,653,340)	(31,653)	31,653				-

Net income for the year ended December 31, 2004					3,018,672		3,018,672

Foreign currency translation adjustments						(19,769)	(19,769)

Balance, December 31, 2004	15,826,670	$15,827	$8,770,378		$(4,640,956)	$(183,532)	$3,961,717

Issuance of common stock for cash on exercise of stock options on February 24, 2005 @$0.30	495,000	495	148,005				148,500

Issuance of common stock for services rendered	600,000	600	350,700				351,300

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.40	500,000	500	199,500				200,000

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.35	2,590,000	2,590	903,910				906,500

Stock-based compensation			126,000				126,000

Fair value of Series 'C' warrants issued			3,254,305				3,254,305

Fair value of Series 'D' warrants issued			3,637,165				3,637,165

Intrinsic value of the ocnversion feature of the convertible debentures			1,052,863				1,052,863

Subscription receivable upon the exercise of stock options on September 1, 2005 @$0.35				(140,000)			(140,000)

Net loss for the nine months ended September 30, 2005					(8,828,971)		(8,828,971)

Foreign currency translation adjustments						(13,070)	(13,070)

Balance, September 30, 2005	20,011,670	$20,012	18442826	$(140,000)	-13469927	$(196,602)	$4,656,309

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 AND 2004
(Unaudited)

Stated in U.S. dollars	2005	2004

Cash flows from operating activities
Net loss	$(8,828,971)	$(151,846)
Less: loss from discontinued operations	-	41,654
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	1,933	3,890
Stock-based compensation	126,000	-
Fair value of warrants issued	6,891,470	-
Interest - intrinsic value of the conversion feature of the convertible
debentures	1,052,863	-
Translation adjustments	(13,070)	(5,600)
Minority interest	138,469	(4,634)
Non-cash operating expenses	191,650	-
Equity loss	-	81,273
Changes in assets and liabilities
(Increase)Decrease in accounts receivable	28,356	139,688
(Increase)Decrease in prepaid expenses and other current assets	(139,680)	10,509
Increase in amount due from (to) related parties	(2,709)	(102,416)
Decrease in accounts payable	1,982,049	(155,851)
Increase in deferred revenue	362,760	311,974
Increase in liabilities to be disposed of	-	137,926
Net cash provided by (used in) operating activities	1,791,120	306,567

Cash flows from investing activities
Cash transferred in from acquisition of Quicknet	-	1,477,355
Purchases of remaining interest of Quicknet	(4,000,000)	-
Purchases of property and equipment	(2,346)	(1,727)
Net cash flows provided by financing activities	(4,002,346)	1,475,628

Cash flows from financing activities
Issuance of common stock for cash	1,115,000	-
Issuance of convertible debentures for cash	3,350,000	-
Net cash flows provided by financing activities	4,465,000	-

Effect of exchange rate changes on cash	127	(1,052)

Net cash provided by continuing operations	2,253,901	1,781,143

Net cash provided by (used in) discontinued operations	-	(10,656)

Increase in cash and cash equivalents	2,253,901	1,770,487

Cash and cash equivalents - beginning of period	5,380,622	3,303,677

Cash and cash equivalents - end of period	$7,634,523	$5,074,164

Supplemental Information :
Cash paid for :
Interest	$2	$-
Income taxes	-	-

Non-cash investment :
Issuance of 2,040,000 common shares for the acquisition of Quicknet	$-	$1,224,000
Issuance of 600,000 common shares for services rendered	351,300	-

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
(formerly Xin Net Corp.)
CONSOLIDATED STATEMENTS OF DEFICIT
For the three months and nine months ended September 30, 2005 AND 2004
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Stated in U.S. dollars	2005	2004	2005	2004

Deficit, Beginning of period	$(4,692,228)	$(7,863,833)	$(4,640,956)	$(7,659,628)

Net Income (Loss) Available to Common Stockholders	(8,777,699)	52,359	(8,828,971)	(151,846)

Deficit, End of period	$(13,469,927)	$(7,811,474)	$(13,469,927)	$(7,811,474)

Index

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

3. Property and Equipment

	September 30, 2005	December 31, 2004

Equipment	$26,964	$24,832
Library	9,554	9,554
Furniture	10,187	9,975
Total	46,705	44,361
Less : Accumlated depreciation	(39,717)	(37,812)
Net book figures	$6,988	$6,549

The depreciation expenses charged to continuing operations for the three-month and nine-month periods ended September 30, 2005 were $765 and $1,933 respectively.

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
( Unaudited )

4. Acquisition of the remaining 49% ownership of Beijing Quicknet Telecommunication Corp. Ltd. (“Quicknet”)

On June 23, 2004, the Company completed the acquisition of 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China by signing a Purchase Agreement (the “Quicknet Purchase Agreement”). Quicknet is engaged in the development of software for mobile/wireless communication and for Short Message Services ("SMS"). The Company acquired the 49% equity interest from Quicknet shareholders in exchange for the Company’s issuance of 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share (2,040,000 post-reverse split shares at a market price of $0.27 per share for a total of $550,800). In June 2004, the Company signed a Purchase Agreement (the “Chinaco Purchase Agreement”) with Beijing Shi Ji Rong Chuang Service & Technology Co., Ltd., a local China company (“Chinaco”), which owned 2% of the equity interest of Quicknet through purchasing a 1% interest from each of the two unaffiliated shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu. Under the Chinaco Purchase Agreement, the Company was granted the right to purchase 100% of the equity of Chinaco for a nominal consideration when Chinese law permits such sale. Chinaco is owned by two senior officers of the Company who have Chinese citizenship. Due to current government restrictions on foreign ownership of telecommunication companies in China, the Company was not permitted to acquire the additional 2% of the equity interest of Quicknet that is still held by Chinaco. Therefore, Chinaco has granted an unconditional, irrevocable proxy, without time limit, to the Company. Through the above-described proxy, the Company can appoint all directors and officers of Quicknet and therefore directly and indirectly controls 51% of the equity interest of Quicknet through directly owning 49% equity interest and indirectly owning the remaining 2% equity interest, through the contract arrangements with Chinaco.

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

On September 30, 2005, the Company acquired the remaining 49% of ownership of Quicknet through exercising its option under the original acquisition agreement. The Company has to pay US$2,000,000 (paid) by September 30, 2005 and another US$2,000,000 by December 31, 2005, which is included as part of the accounts payable as of September 30, 2005.

The value assigned to assets and liabilities acquired can be summarized as follows:

Cash and short term investments	$1,356,834
Accounts receivables	1,626
Goodwill	3,973,646
Accounts payables and accrued liabilities	(134,452)
Unearned revenue	(1,197,654)
Cash paid and payable	$4,000,000

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
( Unaudited )

5. Convertible debentures

On August 15, 2005, the Company completed an offering of 134 units ("Units") for $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and one Series “C” Warrant and one Series “D” Warrants. The Debentures are initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (LIBOR). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement. The registration statement has not been approved by the regulatory authority.

Each Unit also includes: (i) Series “C” Warrants exercisable at $0.44 per share to purchase 71,429 shares of Common Stock of the Company for two years from the Effective Date, but no later than February 15, 2008; and (ii) Series “D” Warrants exercisable at $0.52 per share to purchase 71,429 shares of Common Stock for three years from the Effective Date, but no later than February 15, 2009. The Series “C” and Series “D” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

The Company incurred $335,000 as the 10% sales commission of the aggregate purchase price, $100,500 as the 3% non-accountable expenses of the agent, $16,750 for the agent's out-of-pocket expenses and $120,609 for legal fees. All of them have been recorded as expenses for the current quarter.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Three months ended				Nine months ended
	September 30,				September 30,
	2005			2004	2005			2004

Income (Loss) from continuing operations	$	$ (8,777,699	$ )	$52,359	$	$ (8,828,971	$ )	$(110,192)
Income (Loss) from discontinued operations		-		-		-		(41,654)
Net income (loss) for the period		(8,777,699)		52,359		(8,828,971)		(151,846)

Weighted-average number of shares outstanding		17,929,279		15,826,670		16,996,285		14,531,196

Effective of dilutive securities :
Dilutive options - $0.30		-		-		-		-
Dilutive warrants Series "B" - $2.25		-		-		-		-
Dilutive warrants Series "C" - $0.44		-		-		-		-
Dilutive warrants Series "D" - $0.52		-		-		-		-
Dilutive potential common shares		-		-		-		-

Adjusted weighted-average shares and		17,929,279		15,826,670		16,996,285		14,531,196
assumed conversions

Basic income (loss) per share attributable to common shareholders :
Income (loss) from continuing operations		$(0.49)		$0.00		$(0.52)		$(0.01)
Income (loss) from discontinued operations		0.00		0.00		0.00		-0.00
Total basic income (loss) per share		$(0.49)		$0.00		$(0.52)		$(0.01)

Diluted income (loss) per share attributable to common shareholders :
Income (loss) from continuing operations		$(0.49)		$0.00		$(0.52)		$(0.01)
Income (loss) from discontinued operations		0.00		0.00		0.00		-0.00
Total diluted income (loss) per share		$(0.49)		$0.00		$(0.52)		$(0.01)

The effect of outstanding options and warrants was not included as the effect would be antidilutive.
On June 24, 2004, the Company carried out a 3-for-1 reverse stock-split. Figures of prior periods have been retroactively restated to reflect the effect of the reverse stock-split.

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
( Unaudited )

7. Share Capital

During the quarter ended June 30, 2005, the Company issued 600,000 shares of its common stock at a fair value of $351,300 to a company for one year investor relations services until March 2006. As of September 30, 2005, $175,650 was recorded as prepaid expenses and $175,650 was recorded as investor relations expense.

During the quarter ended September 30, 2005, the Company has increased its authorized share capital from 50,000,000 to 500,000,000 shares of common stock with a par value of $0.001 per share.

Conversion Feature of the convertible debenture

According to EITF 98-5, the intrinsic value of the conversion feature of the convertible debenture is $1,052,863. The whole amount has been recorded as interest expenses in the statement of operations as the debentures are convertible at any time during the specified periods and an increase in additional paid-in-capital on balance sheet.

8. Share Purchase Warrants

5,884,990 Series “A” Warrants were expired during the nine-month period ended September 30, 2005.

During the quarter ended September 30, 2005, the Company issued 134 Series “C” Warrants. Each Series “C” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.44 per share for two years from the Effective Date, but no later than February 15, 2008. The Company also issued 134 Series “D” Warrants. Each Series “D” Warrant entitles the holder to purchase 71,429 shares of common stock of the Company at $0.52 per share for three years from the Effective Date, but no later than February 15, 2009. The Series “C” and “D” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from the Effective Date, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

As of September 30, 2005, 10 Series “B” warrants were outstanding which entitle the holders to purchase a common share of the Company at $2.25 each on or before March 31, 2006. 134 Series “C” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date but no later than February 15, 2008. 134 Series “D” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

The fair value of the Series “C” warrants issued was estimated at $24,286 each by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 141%, risk-free interest rates of 3.14%, and expected lives of two years.

The fair value of the Series “D” warrants issued was estimated at $27,143 each by using the Black-Scholes Option Pricing Model with the following assumptions: dividend yield of 0%, expected volatility of 158%, risk-free interest rates of 3.26%, and expected lives of three years.

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

	2005	2004
Net loss
As reported	$(7,776,108)	$(151,846)
Stock-based employee compensation cost, net of tax	(301,600)	-
Proforma	$(8,077,708)	$(151,846)

Loss per share
As reported	$(0.46)	$(0.01)
Proforma	$(0.48)	$(0.01)

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

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
( Unaudited )

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

A. By geographic areas	China	Canada	Other	Total

Three months ended September 30, 2005

Revenue from continuing operations	$1,190,328	$53,100	$-	$1,243,428
Operating income (loss)	89,897	465	(8,886,132)	(8,795,770)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	765	-	765
Interest income	24,202	9	-	24,211
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	1	1

Three months ended September 30, 2004

Revenue from continuing operations	$888,082	$95,383	$-	$983,465
Operating income (loss)	(35,478)	68,768	(11,230)	22,060
Total assets	9,214,140	145,885	172,468	9,532,493
Depreciation	1,419	794	42	2,255
Interest income	30,282	8	-	30,290
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	172,251	172,251

A. By geographic areas	China	Canada	Other	Total

Nine months ended September 30, 2005

Revenue from continuing operations	$3,376,829	$160,408	$-	$3,537,237
Operating income (loss)	351,823	(28,237)	(9,074,733)	(8,751,147)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	1,925	8	1,933
Interest income	60,605	20	-	60,625
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	1	1

Nine months ended September 30, 2004

Revenue from continuing operations	$888,082	$218,298	$-	$1,106,380
Operating loss	(34,781)	(17,354)	(42,734)	(94,869)
Total assets	9,214,140	145,885	172,468	9,532,493
Depreciation	1,419	2,347	124	3,890
Interest income	59,838	8	-	59,846
Income from discontinued operations	-	(41,654)	-	(41,654)
Investment in equity method investee	-	-	172,251	172,251

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
( Unaudited )

B. By operating segments	Mobile communications	ESL education	Other	Total

For the three months ended September 30, 2005
Revenue from external customers	$1,190,328	$53,100	$-	$1,243,428
Intersegment revenue	-	-	-	-
Interest revenue	5,310	9	18,892	24,211
Interest expense	-	-	24,412	24,412
Depreciation	-	569	196	765
Segment operation profit (loss)	7,221	7,697	(8,810,688)	(8,795,770)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

For the three months ended September 30, 2004
Revenue from external customers	$888,082	$95,383	$-	$983,465
Intersegment revenue	-	-	-	-
Interest revenue	6,711	4	23,575	30,290
Interest expense	-	-	-	-
Depreciation	1,419	746	90	2,255
Segment operation profit (loss)	(34,078)	38,032	18,106	22,060
Segment assets	1,887,804	124,528	7,520,161	9,532,493

B. By operating segments	Mobile communications	ESL education	Other	Total

For the nine months ended September 30, 2005
Revenue from external customers	$3,376,829	$160,408	$-	$3,537,237
Intersegment revenue	-	-	-	-
Interest revenue	14,280	20	46,325	60,625
Interest expense	-	-	24,414	24,414
Depreciation	-	1,646	287	1,933
Segment operation profit (loss)	268,309	21,288	(9,040,744)	(8,751,147))
Segment assets	2,772,366	111,022	9,936,752	12,820,140

For the nine months ended September 30, 2004
Revenue from external customers	$888,082	$218,298	$-	$1,106,380
Intersegment revenue	-	-	-	-
Interest revenue	6,711	8	53,127	59,846
Interest expense	-	-	-	-
Depreciation	1,419	2,204	267	3,890
Segment operation profit (loss)	(34,078)	(5,268)	(55,523)	(94,869)
Segment assets	1,887,804	124,528	7,520,161	9,532,493

Index

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2005 AS COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2004

Revenues. The Company had revenues of $1,243,428 in the third quarter of 2005 compared to $983,465 in the third quarter of 2004 in the form of net sales of Mobile marketing services (Quicknet) of $1,190,328 and education courses (Windsor) of $53,100. The Company incurred operating expenses of $9,654,050 in the third quarter of 2005 compared to operating expenses of $709,908 in the third quarter of 2004. The Company had an operating loss of $8,795,770 in the third quarter of 2005, and a net loss of $8,777,699 compared to an operating income of $22,060 and a net income of $52,359 in the third quarter in 2004. The huge difference is mainly caused by the “fair value of warrants issued” totaled at $6,891,470.

Business Segments

During the quarter, the Company had revenues in two segments:
Mobile marketing services	$1,190,328
Windsor - ESL Education	$53,100
The cost of revenue in each segment was:
Mobile marketing services	$368,552
Windsor	$16,596
The gross profit from each of the business segments was:
Mobile	$821,776
Windsor	$36,504
$858,280

Index

Note: Quicknet is the operating subsidiary in China which provides mobile solutions such as mobile marketing services by cell phone advertisement to enterprises in China. On September 30, 2005, the Company acquired the remaining 49% of ownership of Quicknet through exercising its option under the original acquisition agreement.

Net Income/Loss per share: The per share loss for the third quarter of 2005 was $0.49, and the per share earnings for the third quarter of 2004 was $0.00

RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 COMPARED TO THE SAME PERIOD ENDED SEPTEMBER 30, 2004

The Company had revenues of US$3,537,237 in the period ended September 30, 2005, compared to US$1,106,380 in the same period in 2004. The Company had a cost of revenue of $946,636 in the period in 2005 compared to $279,870 in the same period in 2004. The revenue has been deferred into the 12-month period which is the service period according to the US GAAP. The Company incurred expenses of $11,341,748 in the nine-month period in 2005 and $921,379 in expenses in the period in 2004. The expenses in the nine-month period in 2005 includes US$1,052,863 of intrinsic value of the conversion feature of the convertible debenture (see Note 7 of the financial statements for details), a 10% sales commission equal to $359,500, a 3% non-accountable expense allowance of $100,500 which is related to a convertible debenture completed on Aug.15, 2005, a US$126,000 stock-based compensation and a U$6,891,470 “fair value of warrants issued”. Net cash provided by operating activities is US$1,791,120 in the nine-month period in 2005 compared to US$306,567 in the same period in 2004. The operating (losses) in the periods in 2005 and 2004 were ($8,751,147) and ($94,869) respectively, after interest income of $60,625 and $59,846 in 2005 and 2004, respectively, and adjustment for minority interests (in QuickNet in 2005), the Company had a loss from continuing operations in the period in 2005 of ($8,828,971) and in 2004 of (110,192). The net loss per share was $0.43 in the period in 2005 compared to ($0.01) in the period in 2004.

The Company expects the trend of losses to continue at about the same rate in the succeeding periods.

Business Segment Revenue

During the nine month period in 2005, the Company had revenues in two segments:
Mobile marketing services	$3,376,829
Windsor - ESL Education	$160,408
The gross profit from each of the business segments was:
Mobile marketing services	$2,473,807
Windsor - ESL Education	$116,794

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

Index

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

Index

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

Index

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. The foregoing statement, however, is subject to our earlier determination that that there were material weaknesses in our disclosure controls in our operations in China, that needed to be addressed by management, as follows.

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

Item 2. Changes in Securities

We raised $3,350,000 in a private placement of our securities, on a "best efforts, all or none" basis (the "Offering") of 134 units (the "Units"). The Offering was for $2 million with an over-subscription of up to $1,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and Class A Warrants and Class B Warrants, to purchase shares of common stock, $0.001 par value (the "Common Stock"). The Debentures are initially convertible at $0.35 per share for 71,429 shares of Common Stock; mature on August 15, 2006 and accrue interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (LIBOR). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement concerning the securities sold in the Offering.

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

Index

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

The Closing occurred on August 15, 2005, and we received total gross proceeds of $3,350,000 and net proceeds of approximately $2,866,000, after deducting fees payable to the placement agent and expenses of the Offering. These fees included a 10% sales commission equal to $359,500, a 3% non-accountable expense allowance of $100,500 (less $25,000 that was already paid as a non-refundable advance), as well as other transaction and legal expenses payable by the Registrant.

The net proceeds received in the Offering will be used to support the growth of our fixed assets and sales support offices, to launch our next four mobile business solutions: Office Automation Solutions, Mobile Banking, Mobile Tax Services, and SMS-based Services for Police, to open approximately 15 small sales support offices throughout China and to identify, analyze and finalize opportunities for the acquisition of other mobile solution companies in China intended to deliver respective synergistic benefits. Other remaining proceeds from this Offering will be used for research and development, and for working capital and general corporate uses. Included in this amount is $250,000 to develop an investor relations/public relations program.

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

Index

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

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

(a) Exhibits are incorporated by reference.

Current Reports on Form 8-K:

(a)	On August 26, 2005, we filed a Form 8-K with the Commission.
(b)	On August 18, 2005, we filed a Form 8-K with the Commission.
(c)	On August 18, 2005, we filed a Form 8-K with the Commission.
(d)	On July 7, 2005, we filed a Form 8-K with the Commission.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

Date: April 27, 2006	By:	/s/ Angela Du
Angela Du Chief Executive Officer and Principal Accounting Officer

Date: April 27, 2006	By:	/s/ Ernest Cheung
Ernest Cheung Principal Financial Officer