Form 10KSB/A
period 2004-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-12
CIK 1082603

SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT #4

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

[RIDER X]

CHINA MOBILITY SOLUTIONS, INC.

AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-KSB/A

AMENDMENT NO. 4

PERIOD ENDED DECEMBER 31, 2004

EXPLANATORY PARAGRAPH

This Form 10-KSB/Amendment No. 4 for China Mobility Solutions, Inc. (the “Company”) is identical to Amendment No. 3 except for this Explanatory Paragraph and was filed in response to SEC comments concerning Note 3, the Company’s entering into an agreement to acquire the remaining interest of Beijing Quicknet Telecommunications Corp. Ltd.

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

DATE: May 10, 2006	CHINA MOBILITY SOLUTIONS, INC.
by:	/s/ Xiao-qing Du
Xiao-qing Du, President

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xiao-qing Du	President, Director and Principal Accounting Officer	May 10, 2006
Xiao-qing Du

/s/ Ernest Cheung	Secretary, Director and Principal Financial Officer	May 10, 2006
Ernest Cheung

MOEN AND COMPANY
CHARTERED ACCOUNTANTS
Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
Vancouver, British Columbia
Registered with:	Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)	Telephone: (604) 662-8899
Canada - British Columbia Public Practice Licence	Fax: (604) 662-8809
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