Form 10QSB/A
period 2005-09-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-12
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

[RIDER X]

CHINA MOBILITY SOLUTIONS, INC.

AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-QSB/A

AMENDMENT NO. 2

PERIOD ENDED SEPTEMBER 30, 2005

EXPLANATORY PARAGRAPH

This Form 10-QSB/Amendment No. 2 for China Mobility Solutions, Inc. (the “Company”) is identical to Amendment No. 1, except for this Explanatory Paragraph, and was filed in response to SEC comments concerning: (a) Note 4, the Company’s completion of the acquisition of the remaining 49% interest of Beijing Quicknet Telecommunications Corp. Ltd.; (b) Note 5, Convertible Debentures - the accounting treatment for the convertible debentures issued in the Company’s August 2005 private placement was revised throughout the Report, and (c) Item 4 - Controls and Procedures was revised to disclose changes implemented by the Company subsequent to the period ended March 31, 2005, to its internal controls and procedures with regard to material weaknesses previously identified.

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

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

Date: May 10, 2006	By:	/s/ Angela Du
Angela Du Chief Executive Officer and Principal Accounting Officer

Date: May 10, 2006	By:	/s/ Ernest Cheung
Ernest Cheung Principal Financial Officer