Form 10QSB
period 2006-03-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-15
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File number 0-26559

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

XIN NET CORP.
(Former name of registrant)

  Florida
330-751560

  (State or other jurisdiction of incorporation or organization)
(IRS Employer Identification No.)

#900 - 789 West Pender Street, Vancouver, B.C., Canada V6C 1H2
(Address of principal executive offices)

(604) 632-9638
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes [ ] No [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,011,792 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2006.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

  For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc., a Florida corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to make a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form 10-KSB.

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

There is no assurance that the Company will be profitable, successfully develop, manage or market its products and services, and attract or retain qualified executives and technology personnel. The Company's products and services may become obsolete, and government regulation may hinder the Company's businesses. Additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options. There are also other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, subject to applicable law. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB for December 31, 2005 and any Current Reports on Form 8-K filed by the Company.

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 March 31, 2006 and December 31, 2005

 (Unaudited)

 Stated in U.S. dollars

2006

2005

(Unaudited)
(Audited)

 ASSETS

 Current Assets

     Cash and Cash Equivalents
$
5,741,569
$
6,138,609

     Accounts receivable
6,835
5,870

     Prepaid Expenses and Other Current Assets
113,131
235,165

     Amount due from related parties
45,721
33,249

 Total Current Assets
5,907,256
6,412,893

 Investment
1
1

 Property and Equipment, Net (Note 2)
5,646
6,248

 Goodwill
4,802,520
4,802,520

 Other assets
692
701

 Total Assets
$
10,716,115
$
11,222,363

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities

     Accounts Payable and Other Accrued Liabilities
$
336,735
$
362,013

     Deferred Revenue
2,626,886
3,053,282

     Convertible Debentures (Note 3)
3,350,000
3,350,000

 Total Current Liabilities
6,313,621
6,765,295

 Stockholders' Equity

     Common Stock : $0.001 Par Value

     Authorized : 50,000,000 common shares

     Issued and Outstanding : 20,011,792 shares (2005: 20,011,792 shares)
20,012
20,012

     Additional Paid In Capital
18,442,826
18,442,826

     Accumulated Deficit
(13,862,008)
(13,804,409)

     Accumulated Other Comprehensive Loss
(198,336)
(201,361)

 Total Stockholders' Equity
4,402,494
4,457,068

 Total Liabilities and Stockholders' Equity
$
10,716,115
$
11,222,363

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 For the three months ended March 31, 2006 AND 2005

 (Unaudited)

 Stated in U.S. dollars

March 31, 2006

December 31, 2005

 Revenue

 Mobile marketing services
$
1,440,917
$
1,052,529

 Tuition fee

19,027

74,678

1,459,944
1,127,207

 Cost of revenue

 Mobile marketing services
291,833
223,545

 Tuition fee

4,632

10,439

296,465
233,984

 Gross profit

1,163,479

893,223

 Expenses

 Advertising and promotion
199,171
141,320

 Consulting and professional
89,979
16,156

 Depreciation
611
592

 Foreign exchange loss (gain)
(1,310)
3,578

 General and administrative
36,274
24,317

 Interest expense
54,312
-

 Investor relations
87,825
-

 Liquidated damages
201,000
-

 Rent
235,913
158,615

 Salaries, wages and sub-contract
341,861
300,583

 Website development

-

80,000

1,245,636
725,161

 Operating Loss
(82,157)
168,062

 Other Income

 Interest income
24,558
17,242

 Other income

-

1,984

24,558
19,226

 Income (loss) before minority interest
(57,599)
187,288

 Minority interest
-
(126,547)

 Net Income (Loss) Available to Common Stockholders

$ (57,599)

$60,741

 Earnings (loss) per share attributable to common stockholders:

 Basic and diluted

(0.00)

$0.00

 Weighted average number of common shares outstanding:

 Basic and diluted

20,011,792

16,024,670

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 For the three months ended March 31, 2006 and year ended December 31, 2005

 (Unaudited)

Accumulated

Stock
Additional

Other

Common
Amount At
Paid In
Accumulated
Comprehensive
Comprehensive

 Stated in U.S. dollars
Shares
Par Value
Capital
Deficit
Income (Loss)
Loss
Total

 Balance, December 31, 2004
15,826,792
$ 15,827
$ 8,770,378
$ (4,640,956)
$ (183,532)
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
(9,163,453)
(9,163,453)
(9,163,453)

 Foreign currency translation adjustments
(17,829)
(17,829)
(17,829)

 Total comprehensive loss
$ (9,181,282)

 Balance, December 31, 2005
20,011,792
$ 20,012
$18,442,826
$ (13,804,409)
$ (201,361)
$4,457,068

 Net loss for the three months ended

 March 31, 2006
(57,599)
(57,599)
(57,599)

 Foreign currency translation adjustments
3,025
$3,025
3,025

 Total comprehensive loss
$(54,574)

 Balance, March 31, 2006
20,011,792
$20,012
18442826.00
$ (13,862,008)
$(198,336)
$4,402,494

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the three months ended March 31, 2006 and 2005

 (Unaudited)

 Stated in U.S. dollars

2006

2005

 Cash flows from operating activities

 Net income (loss)
$(57,599)
$60,741

 Adjustments to reconcile net loss to net cash

 Provided by (Used in) operating activities

 Depreciation and amortization
611
592

 Interest expenses on intrinsic value of the convertible debenture

 Translation adjustments
3,025
2,045

 Minority interest
-
126,547

 Changes in assets and liabilities

 (Increase)Decrease in accounts receivable
(965)
5,336

 (Increase)Decrease in prepaid expenses and other current assets
122,034
8,451

 Increase in amount due from (to) related parties
(12,472)
(29,202)

 Decrease in accounts payable
(25,278)
59,522

 Increase in deferred revenue
(426,396)
(95,419)

 Net cash provided by (used in) operating activities

(397,040)

138,613

 Cash flows from financing activities

 Issuance of common stock for cash
-
148,500

 Net cash flows provided by financing activities

-

148,500

 Increase (Decrease) in cash and cash equivalents
(397,040)
287,113

 Cash and cash equivalents - beginning of period
6,138,609
5,380,622

 Cash and cash equivalents - end of period

$5,741,569

$5,667,735

 Supplemental Information :

 Cash paid for :

 Interest
$53,600
$1

 Income taxes
-
-

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF DEFICIT

 March 31, 2006 and December 31, 2005

 Stated in U.S. dollars

2006

2005

(Unaudited)
(Audited)

 Deficit, Beginning of period
$ (13,804,409)
$ (4,640,956)

 Net Income (Loss) Available to
(57,599)
(9,163,453)

 Common Stockholders

 Deficit, End of period

$ (13,862,008)

$ (13,804,409)

Index

CHINA MOBILITY SOLUTIONS, INC.
(Previously known as Xin Net Corp.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
( Unaudited )

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2005 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholders’ equity.

2. Property and Equipment

March 31,

December 31,

2006

2005

 Equipment
$ 26,986

$ 26,986

 Library

9,554

9,554

 Furniture

10,189

10,189

 Total

46,729

46,729

 Less : Accumlated depreciation

(41,083)

(40,481)

 Net book figures

$ 5,646

$ 6,248

The depreciation expense charged to continuing operations for the three-month period ended March 31, 2006 was $611 (2005: $592).

Index

3. Convertible debentures

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

On January 18, 2006, the Company received a letter (the “Default Notice”) from the attorney for Southridge Partners, LP, (the “Lender”) the holder of $500,000 principal amount of the Company's Senior Convertible Debentures (the “Debenture”) stating that the Company was in default of certain transaction agreements (the “Transaction Agreements”) issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness (the “Effective Date”) of the Company’s SB-2 Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Debenture was issued on August 15, 2005, as part of a $3,350,000 offering of units. Under the original terms of the Debenture, each unit included $25,000 principal amount of Debentures, initially convertible at $.35 per share, matured on August 15, 2006 and accrued interest at not less than 6% per annum equal to the sum of 2% per annum plus the one month LIBOR rate. Each unit also included Class A Warrants exercisable at $.44 per share and Class B Warrants exercisable at $.52 per share.

The Company denied that it was in default of the Transaction Agreements; however, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement as of May 4, 2006 (the “Waiver/Settlement Agreement”).

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the Debenture was reduced from $.35 per share to $.30 per share, the Class A Warrant exercise price was reduced from $.44 to $.38 per share and the Class B Warrant exercise price was reduced from $.52 to $.45 per share. In addition, the number of shares of the Company’s common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the Class A and Class B Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an aggregate of 250,000 shares per unit.

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after the Effective Date of the Registration Statement.

The Company has recorded $201,600 as expense for estimated liquidated damages in the statement of operations for the quarter ended March 31, 2006.

As of March 31, 2006, interest payable of $27,512 has been recorded as part of the accounts payable.

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

 The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month periods ended March 31, 2006 and 2005:

Three months ended

March 31,

2006
2005

 Net income (loss) for the period
(57,599)
60,741

 Weighted-average number of shares outstanding
20,011,792
16,024,670

 Effective of dilutive securities :

     Dilutive options - $0.30
-
-

     Dilutive warrants new Series "A" - $0.44
-
-

     Dilutive warrants new Series "B" - $0.52
-
-

     Dilutive potential common shares
-
-

 Adjusted weighted-average shares and assumed conversions
20,011,792
16,024,670

  Basic income (loss) per share attributable to common shareholders

$ (0.00)
$ 0.00

  Diluted income (loss) per share attributable to common shareholders

$ (0.00)
$ 0.00

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

Index

5. Share Purchase Warrants

 During the quarter ended March 31, 2006, 10 Series “B” warrants which entitle the holders to purchase a common share of the Company at $2.25 each expired on March 31, 2006.

As of March 31, 2006, 134 new Series “A” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date but no later than February 15, 2008. 134 new Series “B” warrants were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

6. Stock Options

The Company filed a Form S-8 Registration Statement for its 2006 non-qualified Stock Option Plan” with Securities Exchange Commission on November 3, 2005. The total number of shares of the Company available for grants of stock options and common stock under the Plan shall be 4,000,000 common shares. Stock options may be granted to non-employees and directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. All stock options granted hereunder must be granted within ten years from the earlier of the date of this Plan is adopted or approved by the Company’s shareholders. No stock option granted to any employee or 10% shareholder shall be exercisable after the expiration of ten years from the date such non qualifying stock option (“NQSO”) is granted. The Company, in its discretion, may provide that an Option shall be exercisable during such ten year period or during any lesser period of time, through the delivery of fully paid and non-assessable common shares, with an aggregate fair market value on the date the NQSO is exercised equal to the option price, provided such tendered shares have been owned by the Optionee for at least one year prior to such exercise.

Options outstanding at March 31, 2006 were 660,000 with an option price of $0.30 each. No options were granted, exercised, canceled or forfeited during the quarter ended March 31, 2006. The weighted average remaining contractual life is 1.31 years.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended March 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

Index

7. Related Party Transactions

During the three-month period ended March 31, 2006, the Company paid $14,475, as compared with  $5,296 during the comparable period in 2005, to a director and an officer as wages and benefits.

As of March 31, 2006, the Company had an amount of $21,421, as compared with $21,443 as of December 31, 2005, due from a company with a common director without interest or specific terms of repayment.

As of March 31, 2006, the Company advanced $9,730, as compared with $8,485 as of December 31, 2005, to a director of the Company for expenses to be incurred on behalf of the Company.

8. New Accounting Pronouncements

There have been no new pronouncements issued since December 31, 2005, that are expected to have a material impact on the Company’s financial statements.

9. Segment and Geographic Data

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

 A. By geographic areas

China
Canada
Other
Total

 Three months ended March 31, 2006

 Revenue from continuing operations
$ 1,440,917
$ 19,027
$ -
$ 1,459,944

 Operating income (loss)
387,730
(39,158)
(430,729)
(82,157)

 Total assets
3,257,230
298,983
7,159,902
10,716,115

 Depreciation
-
611
-
611

 Interest income
6,303
397
17,858
24,558

 Income from discontinued operations
-
-
-
-

 Investment in equity method investee
-
-
1
1

 Three months ended March 31, 2005

 Revenue from continuing operations
$ 1,052,529
$ 74,678
$ -
$ 1,127,207

 Operating income (loss)
257,183
7,212
(96,333)
168,062

 Total assets
6,589,865
112,381
46,720
6,748,966

 Depreciation
-
584
8
592

 Interest income
17,238
4
-
17,242

 Income from discontinued operations
-
-
-
-

 Investment in equity method investee
-
-
1
1

Index

 B. By operating segments
Mobile communications

ESL education

Other
Total

 For the three months ended March 31, 2006

 Revenue from external customers
$ 1,440,917
$ 19,027
$ -
$ 1,459,944

 Intersegment revenue

-
-
-
-

 Interest revenue

6,303
397
17,858
24,558

 Interest expense

-
-
54,312
54,312

 Depreciation

-
436
175
611

 Segment operation profit (loss)

387,730
(12,385)
(457,502)
(82,157)

 Segment assets

3,257,230
78,739
7,380,146
10,716,115

 For the three months ended March 31, 2005

 Revenue from external customers

$ 1,052,529
$ 74,678
$ -
$ 1,127,207

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2005

Revenues. The Company had revenues of $1,459,944 in the first quarter of 2006 compared to $127,207 in the first quarter of 2005, an increase of 29.5%. The Company's revenue in the first quarter of 2006, were in the form of net sales of Mobile marketing services (Quicknet) of $1,440,917 and tuition fees (Windsor) of $19,027, as compared with mobile market sales of $1,052,529 and tuition fees of $74,678 in the first quarter of 2005. The Company incurred operating expenses of $1,245,636 in the first quarter of 2006 compared to operating expenses of $725,161 in the first quarter of 2005. The Company had an operating loss of $82,157 in the first quarter of 2006, and a net loss of $57,599 compared to an operating income of $168,062 and a net income of $60,741 in the first quarter of 2005.

Business Segments

 During the quarter, the Company had revenues in two segments:

     Mobile marketing services
$
1,440,917

     Windsor - ESL Education
$
$19,027

    The cost of revenue in each segment was:

     Mobile marketing services
$
291,833

     Windsor
$
4,632

    The gross profit from each of the business segments was:

     Mobile
$
1,149,084

     Windsor
$
14,395

$
1,163,479

Index

Net Income/Loss per share: The per share earnings for the first quarter of 2006 was nil, and the per share earnings for the first quarter of 2005 was nil.

The Company expects the trend of losses to continue at about the same rate in the succeeding periods.

LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition March 31 2006 and Compared to December 31, 2005.

At the end of the first quarter of 2006, Company had assets of $10,716,115 compared to $11,222,363 at year-end 2005. The current assets totaled $5,907,256 at the end of the first quarter of 2006 compared to $6,412,893 at 2005 year-end. Total current liabilities at the end of the first quarter of 2006 were $6,313,621 compared to $6,765,295 at 2005 year-end. At March 31, 2006, the Company had $ 5,741,569 in cash compared to $6,138,609 at year-end 2005.

The Company had cash capital of $5,741,569 at the quarter ended March 31, 2006, which will be used to fund continuing operations. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

  At the quarter ended March 31, 2006, it had $5,907,256 in current assets and current liabilities of $6,313,621, and a working capital deficit of $406,365.

The Company’s cash on hand decreased from $6,138,609 at December 31, 2005 to $5,741,569 at March 31, 2006. This was primarily a result of a decrease in cash used in operating activities of $397,040 resulting from a net loss of $57,599 and an increase in deferred revenue of $426,396, offset, in part, by a decrease in prepaid expenses and other current assets of $122,034.

Index

Need for Additional Financing:

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses occur it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion..

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

Index

Item 3. Controls and Procedures.

Quarterly Evaluation of Controls.

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

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, other than as identified and discussed below for the quarter ended March 31, 2006, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures..

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On February 7, 2005, we were sued by Sino-I Technology Limited, in the Supreme Court of British Columbia, for $88,270 for breach of warranty and a claim under a guarantee. Our lawyer submitted a Notice of Motion to the plaintiff's lawyer on March 7, 2005. There has been no further response from the plaintiff’s lawyer. Regardless of the outcome of this motion, the Company intends to vigorously defend the suit.

No director, officer or affiliate of ours and no owner of record or beneficial owner of more than 5% of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Index

Item 3. Defaults Upon Senior Securities.

On January 18, 2006, China Mobility Solutions, Inc. (the “Company”) received a letter (the “Default Notice”) from the attorney for Southridge Partners, LP, (the “Lender”) the holder of $500,000 principal amount of the Company's Senior Convertible Debentures (the “Debenture”) stating that the Company was in default of certain transaction agreements (the “Transaction Agreements”) issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness (the “Effective Date”) of the Company’s SB-2 Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Company denied that it was in default of the Transaction Agreements; however, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement as of May 4, 2006 (the “Waiver/Settlement Agreement”).

The Debenture was issued on August 15, 2005, as part of a $3,350,000 offering of units. Under the original terms of the Debenture, each unit included $25,000 principal amount of Debentures, initially convertible at $.35 per share, matured on August 15, 2006 and accrued interest at not less than 6% per annum equal to the sum of 2% per annum plus the one month LIBOR rate. Each unit also included Class A Warrants exercisable at $.44 per share and Class B Warrants exercisable at $.52 per share.

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the Debenture was reduced from $.35 per share to $.30 per share, the Class A Warrant exercise price was reduced from $.44 to $.38 per share and the Class B Warrant exercise price was reduced from $.52 to $.45 per share. In addition, the number of shares of the Company’s common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the Class A and Class B Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an aggregate of 250,000 shares per unit.

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after the Effective Date of the Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

(a)	Filed a Form 8-K on February 3, 2006 to report the receipt of a default letter with respect to the Company’s Senior Convertible Debenture.

(b)	File a Form 8-K on May 10, 2006 to report the entry into a Waiver/Settlement Agreement with respect to the alleged default under the Company’s Senior Convertible Debenture.

Exhibits:

 Copies of the following documents are included as exhibits to this quarterly report pursuant to Item 601 of Regulation S-B.

EXHIBIT INDEX
 Exhibit  Number
Description

 31.1
Certification pursuant to Rule 13a-14(a)or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

 31.2
Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

 32.1
Certification pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2
Certification pursuant to 18 V.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

Index

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

 Date:  May 15, 2006
By:
/s/ Angela Du

Angela Du Chief Executive Officer and Principal Accounting Officer

 Date: May 15, 2006
By:
/s/ Ernest Cheung

Ernest Cheung Principal Financial Officer