Form 10QSB/A
period 2006-03-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-05-24
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

N/A
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

EXPLANATORY PARAGRAPH

This Form 10-QSB/Amendment No. 1 for China Mobility Solutions, Inc. (the “Company”) was filed to correct non-substantive errors.

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

 Stated in U.S. dollars

March 31, 2006

December 31, 2005

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

 (Unaudited)

Three Months Ended

 Stated in U.S. dollars

March 31, 2006

March 31, 2005

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

 Operating Income (Loss)
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

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

 For the three month period ended March 31, 2006 and year ended December 31, 2005

 (Unaudited)

Accumulated

Stock
Additional

Other

Common
Amount At
Paid In
Accumulated
Comprehensive
Comprehensive

 Stated in U.S. dollars
Shares
Par Value
Capital
Deficit
Income (Loss)
Income (Loss)
Total

 Balance, December 31, 2004
15,826,792
$ 15,827
$ 8,770,378
$ (4,640,956)
$ (183,532)
$3,961,717

 Issuance of common stock for cash on

 exercise of stock options on February

 24, 2005 @$0.30
495,000
495
148,005
148,500

 Issuance of common stock for services

 rendered
600,000
600
350,700
351,300

 Issuance of common stock for cash on

 exercise of stock options on September

 1, 2005 @$0.40
500,000
500
199,500
200,000

 Issuance of common stock for cash on

 exercise of stock options on September

 1, 2005 @$0.35
2,590,000
2,590
903,910
906,500

 Stock-based compensation
126,000
126,000

 Fair value of new Series 'A' warrants issued
3,254,305
3,254,305

 Fair value of new Series 'B' warrants issued
3,637,165
3,637,165

 Intrinsic value of the conversion feature of the

 convertible debenture
1,052,863
1,052,863

 Net income (loss) for the year ended

 December 31, 2005
(9,163,453)
(9,163,453)
(9,163,453)

 Foreign currency translation adjustments
(17,829)
(17,829)
(17,829)

 Total comprehensive income (loss)
$ (9,181,282)

 Balance, December 31, 2005
20,011,792
$ 20,012
$18,442,826
$ (13,804,409)
$ (201,361)
$4,457,068

 Net income (loss) for the three months ended

 March 31, 2006
(57,599)
(57,599)
(57,599)

 Foreign currency translation adjustments
3,025
$3,025
3,025

 Total comprehensive income (loss)
$(54,574)

 Balance, March 31, 2006
20,011,792
$20,012
$18,442,826
$ (13,862,008)
$(198,336)
$4,402,494

 (The accompanying notes are an integral part of these consolidated financial statements)

Index

 CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

Three Months Ended

 Stated in U.S. dollars

March 31, 2006

March 31, 2005

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

Index

CHINA MOBILITY SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Index

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

8. New Accounting Pronouncements

There have been no new pronouncements issued since March 31, 2005, that are expected to have a material impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 AS COMPARED TO THE QUARTER ENDED MARCH 31, 2005

Revenues. The Company had revenues of $1,459,944 in the first quarter of 2006 compared to $1,127,207 in the first quarter of 2005, an increase of 29.5%. The Company's revenue in the first quarter of 2006, were in the form of net sales of mobile marketing services (Quicknet) of $1,440,917 and tuition fees (Windsor) of $19,027, as compared with mobile marketing sales of $1,052,529 and tuition fees of $74,678 in the first quarter of 2005. The Company incurred operating expenses of $1,245,636 in the first quarter of 2006 compared to operating expenses of $725,161 in the first quarter of 2005. The Company had an operating loss of $82,157 in the first quarter of 2006, and a net loss of $57,599 compared to an operating income of $168,062 and a net income of $60,741 in the first quarter of 2005.

Index

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

LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition at March 31 2006 as Compared to December 31, 2005.

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

Index

Need for Additional Financing:

The Company believes it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses occur it may have to seek loans or equity placements to cover longer-term cash needs to continue operations and expansion.

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

Index

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

 Date:  May 24, 2006
By:
/s/ Angela Du

Angela Du Chief Executive Officer and Principal Accounting Officer

 Date: May 24, 2006
By:
/s/ Ernest Cheung

Ernest Cheung Principal Financial Officer