Form 10QSB/A
period 2005-09-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-07-25
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

EXPLANATORY PARAGRAPH

This Amendment No. 3 to the Form 10-QSB of China Mobility Solutions, Inc. for September 30, 2005, is being filed solely to amend Part I, Item 4. Controls and Procedures.

Index

CHINA MOBILITY SOLUTIONS, INC.
AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-QSB/A
AMENDMENT NO. 3

PERIOD ENDED SEPTEMBER 30, 2005
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

Index

ITEM 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, Angela Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls and Procedures.

Based upon the Evaluation, our CEO and CFO determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the CEO and CFO, to allow timely decisions regarding required disclosure.

As a non-accelerated issuer, the Company is not required to provide management’s assessment and report on the Company’s internal control over financial reporting. However, in our Form 10-QSB for the period ended March 31, 2005, we determined that there were material weaknesses in our internal controls in our operations in China, that needed to be addressed by management.

The changes which we are in the process of implementing to our internal controls over financial reporting could materially affect or are reasonably likely to materially affect those controls. However, management does not believe such material weakness in our internal controls did, in fact, affect our disclosure controls and procedures.

The Company has implemented document control procedures for its subsidiary QuickNet in its manual. These include:

A. Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, Beijing QuickNet; and

B. Subscription accounting and tracking for its subsidiary in China, Beijing QuickNet.

The Company is still working on the implementing such changes to our internal controls and procedures based on the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) and plans to finish such revisions by December 31, 2005.

There were changes in the Company’s document control procedures as stated above, for its subsidiary QuickNet during the Company’s last fiscal quarter. However, no other changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over our financial reports.

Index

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

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

Date: July 24, 2006	By:	/s/ Angela Du
Angela Du Chief Executive Officer and Principal Accounting Officer

Date: July 24, 2006	By:	/s/ Ernest Cheung
Ernest Cheung Principal Financial Officer