Form 10KSB/A
period 2005-12-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-07-26
CIK 1082603

 UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Issuer’s telephone number, including area code: (604) 632-9638

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

EXPLANATORY PARAGRAPH

This Amendment No. 1 to the Form 10-KSB of China Mobility Solutions, Inc. for December 31, 2005, is being filed solely to amend Part I, Item 8A. Controls and Procedures.

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

The Company raised (a) US$1,255,000 through issuing common stocks and (b) US$3,350,000 through issuing senior convertible debentures and Class A Warrants and Class B Warrants in 2005 in an offering exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.

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

The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.)

BUSINESS SEGMENTS

During the year, the Company had revenues in two segments:
Mobile marketing services	$ 4,703,348
Tuition fees	199,280
The cost of revenue in each segment was:
Mobile marketing services	$ 1,372,707
Tuition fees	54,584
The gross profit from each of the business segments was:
Mobile marketing services	$ 3,330,641
Tuition fees	144,696

Total	$ 3,475,337

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, Angela Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls and Procedures.

Based upon the Evaluation, our CEO and CFO determined that our disclosure controls and procedures are effective to ensure same that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management including the CEO and CFO, to allow timely decisions regarding required disclosure.

As a non-accelerated issuer, the Company is not required to provide management’s assessment and report on the Company’s internal control over financial reporting. However, in our Form 10-QSB for the period ended March 31, 2005, we determined that there were material weaknesses in our internal controls in our operations in China, that needed to be addressed by management.

The changes which we were in the process of implementing during the fourth quarter to our internal controls over financial reporting could materially affect or are reasonably likely to materially affect those controls. These changes were completed during the fourth quarter. Management does not believe such material weakness in our internal controls did, in fact, affect our disclosure controls and procedures.

The Company has implemented document control procedures for its subsidiary QuickNet in its manual. These include:

A. Expenditure controls/approvals and documentation by Board Committee for the subsidiary in China, Beijing QuickNet; and

B. Subscription accounting and tracking for its subsidiary in China, Beijing QuickNet.

The Company has completed the implementation of such changes to our internal controls and procedures based on the model framework created by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”).

There were changes in the Company’s document control procedures as stated above for its subsidiary Quick Net that were completed during the Company’s fourth fiscal quarter. However, no other changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over our financial reports.

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

The accompanying notes are an integral part of the consolidated financial statements

F 1

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005 AND 2004

Stated in U.S. dollars	2005	2004

Revenue
Mobile marketing services	$4,703,348	$1,871,960
Tuition fees	199,280	298,806
	4,902,628	2,170,766
Cost of revenue
Mobile marketing services	1,372,707	412,222
Tuition fee	54,584	61,013
	1,427,291	473,235
Gross profit	3,475,337	1,697,531
Expenses
Advertising and promotion	953,720	541,142
Commissions	376,146	-
Consulting and professional	339,128	116,784
Depreciation	2,705	2,071
Fair value of warrants issued	6,891,486	-
Foreign exchange gain	(109,880)	(24,029)
General and administrative	309,513	110,116
Impairment of marketable securities	-	172,250
Investor relations	263,475	-
Liquidated damages (Note 12)	33,500	-
Rent	797,509	296,920
Salaries, wages and sub-contract	1,391,221	724,493
Management fees - stock-based compensation	126,000	-
Website development	80,000	-
	11,454,523	1,939,747
Operating Loss	(7,979,186)	(242,216)

Other Income and Expenses
Interest income	84,932	82,602
Interest expense on convertible debentures	(77,887)	-
Interest expense - instrinsic value of the conversion feature of debenture (Note 9)	(1,052,863)	-
Other income	20	10,272
Equity loss	-	(81,273)
	(1,045,798)	11,601
Loss before minority interest and
discontinued operations	(9,024,984)	(230,615)
Minority interest	(138,469)	(28,157)
Loss from Continuing Operations	(9,163,453)	(258,772)

Discontinued operations
Gain on disposal of internet-related operations	-	3,319,098
Loss on disposal of business press operations	-	(41,292)
Loss from discontinued operations	-	(362)
	-	3,277,444

Net Income (Loss) Available to Common Stockholders	$ (9,163,453)	$ 3,018,672

Earnings (loss) per share attributable to common stockholders:
Earnings (loss) from continuing operations	$ (0.52)	$ (0.02)
Earnings (loss) from discontinued operations	0.00	0.22
Total basic and diluted	$ (0.52)	$ 0.20

Weighted average number of common shares outstanding:
Basic and diluted	17,633,162	14,856,834

The accompanying notes are an integral part of the consolidated financial statements

F 2

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 and 2004

		Number of
		Common			Accumulated		Accumulated
		Shares	Stock	Additional	Retained		Other
	Common	(Retroactively	Amount At	Paid In	Earnings	Comprehensive	Comprehensive
Stated in U.S. dollars	Shares	Stated)	Par Value	Capital	(Deficit)	Income (Loss)	Income (Loss)	Total

Balance, December 31, 2003	41,360,010	13,786,792	$ 41,360	$ 8,194,045	$ (7,659,628)		$ (163,763)	$ 412,014

Issuance of common stock for acquisition
of Quicknet on June 23, 2004	6,120,000	2,040,000	6,120	544,680				550,800

Reverse stock split 3:1
on June 24, 2004	(31,653,218)		(31,653)	31,653				-

Net income for the year ended December 31, 2004
					3,018,672	3,018,672		3,018,672

Foreign currency translation adjustments						(19,769)	(19,769)	(19,769)

Total comprehensive income						$ 2,998,903

Balance, December 31, 2004	15,826,792	15,826,792	$ 15,827	$ 8,770,378	$ (4,640,956)		$ (183,532)	$ 3,961,717

Issuance of common stock for cash on exercise of stock options on February 24, 2005 @$0.30	495,000		495	148,005				148,500

Issuance of common stock for services rendered	600,000		600	350,700				351,300

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.40	500,000		500	199,500				200,000

Issuance of common stock for cash on exercise of stock options on September 1, 2005 @$0.35	2,590,000		2,590	903,910				906,500

Stock-based compensation				126,000				126,000

Fair value of Series 'C' warrants issued				3,254,305				3,254,305

Fair value of Series 'D' warrants issued				3,637,165				3,637,165

Intrinsic value of the conversion feature of the convertible debenture				1,052,863				1,052,863

Net loss for the year ended December 31, 2005					(9,163,453)	(9,163,453)		(9,163,453)

Foreign currency translation adjustments						(17,829)	(17,829)	(17,829)
Total comprehensive income (loss)							$ (201,361)
Balance, December 31, 2005	20,011,792		$ 20,012	$ 18,442,826	$ (13,804,409)	$ (9,181,282)		$ 4,457,068

The accompanying notes are an integral part of the consolidated financial statements

F 3

CHINA MOBILITY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 AND 2004

Stated in U.S. dollars	2005	2004
Cash flows from operating activities
Net income (loss)	$ (9,163,453)	$ 3,018,672
Less: loss from discontinued operations	-	362
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	2,705	2,071
Stock-based compensation	126,000	-
Fair value of warrants issued	6,891,486	-
Interest expenses on intrinsic value of the convertible debenture	1,052,863	-
Translation adjustments	(17,829)	(19,769)
Minority interest	138,469	28,157
Impairment of marketable securities	-	172,250
Gain on disposal of Internet-related operations	-	(3,319,098)
Loss on disposal of business press operations	-	41,292
Non-cash - share issued for consulting fees, less prepaid	279,475	-
Equity loss	-	81,273
Changes in assets and liabilities
Decrease in accounts receivable	28,690	57,107
(Increase)Decrease in prepaid expenses and other current assets	(115,007)	9,174
Increase in amount due from related parties	(14,927)	(18,322)
Increase (Decrease) in accounts payable and accrued liabilities	5,189	(75,848)
Increase in deferred revenue	941,584	468,649
Net cash provided by (used in) operating activities	155,245	445,970

Cash flows from investing activities
Cash transferred in from acquisition of Quicknet	-	1,477,355
Purchases of remaining interest of Quicknet	(4,000,000)	-
Purchases of property and equipment	(2,368)	-
Net cash from sale of assets	-	152,381
Net cash provided by discontinued operations	-	631
Net cash flows provided by (used in) investing activities	(4,002,368)	1,630,367

Cash flows from financing activities
Issuance of common stock for cash	1,255,000	-
Issuance of convertible debentures for cash	3,350,000	-
Net cash flows provided by financing activities	4,605,000	-

Effect of exchange rate changes on cash	110	694

Increase in cash and cash equivalents	757,987	2,077,031

Cash and cash equivalents - beginning of year	5,380,622	3,303,591

Cash and cash equivalents - end of year	$ 6,138,609	$ 5,380,622

Supplemental Information :
Cash paid for :
Interest on debentures	$ 51,087	$ 69
Income taxes	-	-

Non-cash investment :
Issuance of 6,120,000 common shares for the acquisition of Quicknet	$ -	$ 550,800
Issuance of 600,000 common shares for services rendered	351,300	-

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

A. By geographic areas	China	Canada	Other	Total

For the Year Ended December 31, 2005

Revenue from continuing operations	$ 4,703,348	$ 199,280	$ -	$4,902,628
Operating profit (loss)	257,915	(64,024)	(8,263,719)	(8,069,828)
Total assets	8,152,122	147,803	2,922,438	11,222,363
Depreciation	-	2,697	8	2,705
Interest income	20,193	105	64,634	84,932
Income from discontinued operations	-	-	-	-
Investment in equity method investee	-	-	1	1

For the Year Ended December 31, 2004

Revenue from continuing operations	$ 1,871,960	$ 298,806	$ -	$ 2,170,766
Operating profit (loss)	55,906	(22,060)	(276,062)	(242,216)
Total assets	6,362,416	75,925	8,689	6,447,030
Depreciation	-	1,906	165	2,071
Interest income	82,588	14	-	82,602
Gain from discontinued operations - net	3,277,444	-	-	3,277,444
Equity loss in undistributed earnings of investee company	-	-	(81,273)	(81,273)
Investment in equity method investee	-	-	1	1

F 12

B. By operating segments	Mobile/Wireless	ESL
	communications	education	Other	Total
For the Year Ended December 31, 2005
Revenue from external customers	$ 4,703,348	$ 199,280	$ -	$ 4,902,628
Intersegment revenue	-	-	-	-
Interest revenue	20,193	105	64,634	84,932
Interest expense	-	-	77,887	77,887
Depreciation	-	2,218	487	2,705
Segment operation profit (loss)	257,915	25,729	(8,353,472)	(8,069,828)
Segment assets	8,152,122	82,490	2,987,751	11,222,363

For the Year Ended December 31, 2004
Revenue from external customers	$ 1,871,960	$ 298,806	$ -	$ 2,170,766
Intersegment revenue	-	-	-	-
Interest revenue	82,588	14	-	82,602
Interest expense	-	-	69	69
Depreciation	-	1,710	361	2,071
Segment operation profit (loss)	57,964	(11,230)	(288,950)	(242,216)
Segment assets	6,351,943	73,823	21,264	6,447,030

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

DATE: July 24, 2006	CHINA MOBILITY SOLUTIONS, INC. by: /s/ Xiao-qing Du

Xiao-qing Du, President

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xiao-qing Du	President, Director and Principal Accounting Officer	July 24, 2006
Xiao-qing Du

/s/ Ernest Cheung	Secretary, Director and Principal Financial Officer	July 24, 2006
Ernest Cheung

/s/ Greg Ye	Director	July 24, 2006
Greg Ye

/s/ Bryan Ellis	Director
Bryan Ellis		July 24, 2006