Form 10QSB/A
period 2006-03-31
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-07-26
CIK 1082603

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

EXPLANATORY PARAGRAPH

This Amendment No. 2 to the Form 10-QSB of China Mobility Solutions, Inc. for March 31, 2006, is being filed solely to amend Part I, Item 3. Controls and Procedures.

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

    There have been no changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over our financial reports.

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