Form 10QSB
period 2006-06-30
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-08-09
CIK 1082603

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 20,011,792 shares of common stock, par value $0.001 per share, outstanding as of August 7, 2006.

Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc., a Florida corporation (the "Company"), without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to make a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Annual Report on Form 10-KSB/A.

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

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof, subject to applicable law. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB for December 31, 2005 and any Current Reports on Form 8-K filed by the Company, as well as the Company's Registration Statement on Form SB-2 declared effective on August 7, 2006.

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

Stated in U.S. dollars	2006	2005
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$5,853,669	$6,138,609
Accounts receivable	4,287	5,870
Prepaid Expenses and Other Current Assets	40,735	235,165
Amount due from related parties	34,474	33,249

Total Current Assets	5,933,165	6,412,893

Investment	1	1
Property and Equipment, Net (Note 2)	7,322	6,248
Goodwill	4,802,520	4,802,520
Other assets	684	701

Total Assets	$10,743,692	$11,222,363

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Other Accrued Liabilities	$549,042	$362,013
Deferred Revenue	2,559,362	3,053,282
Convertible Debentures (Note 3)	3,350,000	3,350,000

Total Current Liabilities	6,458,404	6,765,295

Stockholders' Equity
Common Stock : $0.001 Par Value
Authorized : 500,000,000 common shares
Issued and Outstanding : 20,011,792 shares (2005: 20,011,792 shares)	20,012	20,012
Additional Paid In Capital	18,492,826	18,442,826
Accumulated Deficit	(14,004,356)	(13,804,409)
Accumulated Other Comprehensive Loss	(223,194)	(201,361)

Total Stockholders' Equity	4,285,288	4,457,068

Total Liabilities and Stockholders' Equity	$10,743,692	$11,222,363

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months and three months ended June 30, 2006 AND 2005
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Stated in U.S. dollars	2006	2005	2006	2005

Revenue
Mobile marketing services	$1,451,107	$1,131,988	$2,892,024	$2,186,501
Tuition fee	10,263	32,630	29,290	107,308
	1,461,370	1,164,618	2,921,314	2,293,809
Cost of revenue
Mobile marketing services	304,336	310,925	596,169	534,470
Tuition fee	2,260	16,579	6,892	27,018
	306,596	327,504	603,061	561,488

Gross profit	1,154,774	837,114	2,318,253	1,732,321

Expenses
Advertising and promotion	156,163	268,112	355,334	409,432
Consulting and professional	177,569	11,529	267,548	27,685
Depreciation	749	576	1,360	1,168
Foreign exchange loss (gain)	(31,416)	1,016	(32,726)	4,594
General and administrative	45,961	32,576	82,235	56,893
Interest expense	64,618	-	118,930	-
Investor relations	146,850	87,825	234,675	87,825
Liquidated damages	201,000	-	402,000	-
Rent	287,268	171,334	523,181	329,949
Salaries, wages and sub-contract	272,295	389,569	614,156	690,152
Website development	-	-	-	80,000
	1,321,057	962,537	2,566,693	1,687,698

Operating Income (Loss)	(166,283)	(125,423)	(248,440)	44,623

Other Income
Interest income	23,935	19,172	48,493	36,414
Other income	-	19	-	19
	23,935	19,191	48,493	36,433

Income (Loss) before minority interest	(142,348)	(106,232)	(199,947)	81,056

Minority interest	-	(5,781)	-	(132,328)

Net Loss Available to Common Stockholders	$ (142,348)	$ (112,013)	$ (199,947)	$ (51,272)

Earnings (loss) per share attributable to common stockholders:
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding:
Basic and diluted	20,011,792	16,921,670	20,011,792	16,522,057

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period from December 31, 2004 to June 30, 2006
(Unaudited)

						Accumulated
		Stock	Additional			Other
	Common	Amount At	Paid In	Accumulated	Comprehensive	Comprehensive
Stated in U.S. dollars	Shares	Par Value	Capital	Deficit	Income (Loss)	Loss	Total

Balance, December 31, 2004	15,826,792	$ 15,827	$ 8,770,378	$ (4,640,956)	$ -	$ (183,532)	$ 3,961,717

Issuance of common stock for cash on
exercised of stock options on February
24, 2005 @$0.30	495,000	495	148,005				148,500

Issuance of common stock for services
rendered	600,000	600	350,700				351,300

Issuance of common stock for cash on
exercised of stock options on September
1, 2005 @$0.40	500,000	500	199,500				200,000

Issuance of common stock for cash on
exercised of stock options on September
1, 2005 @$0.35	2,590,000	2,590	903,910				906,500

Stock-based compensation			126,000				126,000

Fair value of new Series 'A' warrants issued			3,254,305				3,254,305

Fair value of new Series 'B' warrants issued			3,637,165				3,637,165

Intrinsic value of the conversion feature of the
convertible debenture			1,052,863				1,052,863

Net loss for the year ended
December 31, 2005				(9,163,453)	(9,163,453)		(9,163,453)

Foreign currency translation adjustments					(17,829)	(17,829)	(17,829)

Total comprehensive loss					$ (9,181,282)

Balance, December 31, 2005	20,011,792	$ 20,012	$ 18,442,826	$ (13,804,409)		$ (201,361)	$ 4,457,068

Fair value of 200,000 warrants issued for services
rendered			50,000				50,000

Net loss for the six months ended
June 30, 2006				(199,947)	(199,947)		(199,947)

Foreign currency translation adjustments					(21,833)	$ (21,833)	(21,833)

Total comprehensive loss					$ (221,780)

Balance, June 30, 2006	20,011,792	$ 20,012	$ 18,492,826	$ (14,004,356)		$ (223,194)	$ 4,285,288

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)

Stated in U.S. dollars	2006	2005

Cash flows from operating activities
Net loss	$ (199,947)	$ (51,272)
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	1,360	1,168
Interest expenses on intrinsic value of the convertible debenture	-	-
Translation adjustments	(21,833)	4,954
Minority interest	-	132,328
Non-cash operating expenses	50,000	87,825
Changes in assets and liabilities
(Increase)Decrease in accounts receivable	1,583	15,267
(Increase)Decrease in prepaid expenses and other current assets	194,429	(24,867)
(Increase) Decrease in amount due from (to) related parties	(1,225)	127,887
Increase (Decrease) in accounts payable	187,029	(44,458)
Increase (Decrease) in deferred revenue	(493,920)	65,828
Net cash provided by (used in) operating activities	(282,524)	314,660

Cash flows from investing activities
Purchases of property and equipment	(2,416)	-
	(2,416)	-

Cash flows from financing activities
Issuance of common stock for cash	-	148,500
Net cash flows provided by financing activities	-	148,500

Increase (Decrease) in cash and cash equivalents	(284,940)	463,160

Cash and cash equivalents - beginning of period	6,138,609	5,380,622

Cash and cash equivalents - end of period	$ 5,853,669	$ 5,843,782

Supplemental Information :
Cash paid for :
Interest	$ 115,008	$ 2
Income taxes	-	-

Non-cash investment:
Issuance of 2,040,000 common shares for the acquisition of Quicknet	$ -	$ -
Issuance of 600,000 common shares for services rendered	-	351,300
Fair value of 200,000 warrants issued for services rendered	50,000	-

(The accompanying notes are an integral part of these consolidated financial statements)

Index

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF DEFICIT
For the six months and three months ended June 30, 2006 AND 2005
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Stated in U.S. dollars	2006	2005	2006	2005

Deficit, Beginning of period	$(13,862,008)	$ (4,580,215)	$ (13,804,409)	$ (4,640,956)

Net Loss Available to Common Stockholders	(142,348)	(112,013)	(199,947)	(51,272)

Deficit, End of period	$(14,004,356)	$ (4,692,228)	$ (14,004,356)	$ (4,692,228)

Index

CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

2. Property and Equipment

	June 30,	December 31,
	2006	2005

Equipment	$ 29,402	$ 26,986
Library	9,554	9,554
Furniture	10,189	10,189
Total	49,145	46,729
Less : Accumlated depreciation	(41,823)	(40,481)
Net book value	$ 7,322	$ 6,248

The depreciation expense charged to continuing operations for the three-month and six-month periods ended June 30, 2006 were $749 (2005: $576) and $1,360 (2005: $1,168), respectively.

3. Convertible debentures

On August 15, 2005, the Company completed an offering of 134 units ("Units") for $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and one new Series “A” Warrant and one new Series “B” Warrant. The Debentures are initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (“LIBOR”). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after the effective date (the "Effective Date") of the registration statement. The registration statement has been declared effective by the Securities and Exchange Commission on August 7, 2006.

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

On January 18, 2006, the Company received a letter (the “Default Notice”) from the attorney for Southridge Partners, LP, (the “Lender”), the holder of $500,000 principal amount of the Company's Senior Convertible Debentures (the “Debenture”) stating that the Company was in default of certain transaction agreements (the “Transaction Agreements”) issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness (the “Effective Date”) of the Company’s SB-2 Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

Index
CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
( Unaudited )

The Company denied that it was in default of the Transaction Agreements. However, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement on May 4, 2006 (the “Waiver/Settlement Agreement”).

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the Debenture was reduced from $.35 per share to $.30 per share, the new Series “A” Warrant exercise price was reduced from $.44 to $.38 per share and the new Series “B” Warrant exercise price was reduced from $.52 to $.45 per share. In addition, the number of shares of the Company’s common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the new Series “A” and new Series “B” Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an aggregate of 250,000 shares per unit.

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after the Effective Date of the Registration Statement.

The Company has recorded $201,000 and $402,000 as expense for estimated liquidated damages, 2% of the outstanding principal amount, in the statement of operations for the three-month and six-month periods ended June 30, 2006.

As of June 30, 2006, interest payable of $30,703 and liquidated damages of $268,500 have been recorded as part of the accounts payable.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss) for the period	(142,348)	(112,013)	(199,947)	(51,272)

Weighted-average number of shares outstanding	20,011,792	16,921,670	20,011,792	16,522,057

Effective of dilutive securities :
Dilutive options - $0.30	-	-	-	-
Dilutive warrants new Series "A" - $0.38	-	-	-	-
Dilutive warrants new Series "B" - $0.45	-	-	-	-
Dilutive potential common shares	-	-	-	-

Adjusted weighted-average shares and	20,011,792	16,921,670	20,011,792	16,522,057
assumed conversions

Basic income (loss) per share attributable to
common shareholders	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)

Diluted income (loss) per share attributable to
common shareholders	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.00)

The effect of outstanding options and warrants was not included as the effect would be antidilutive.

Index
CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
( Unaudited )
5. Share Purchase Warrants

On May 5, 2006, the Company granted 200,000 Series “C” warrants at an exercise price of $0.45 each to a consultant for their investor relations services expiring on May 5, 2010. The fair value of the warrants granted was estimated at $0.25 by using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 144%, risk-free interest rates of 4.31%, and expected lives of four years.

During the six-month period ended June 30, 2006, 10 Series “B” warrants which entitle the holders to purchase a common share of the Company at $2.25 each expired on March 31, 2006.

As of June 30, 2006, 134 new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 each within two years from the Effective Date but no later than February 15, 2008. 134 new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 each within three years from the Effective Date but no later than February 15, 2009. 200,000 Series “C” warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on May 5, 2010.

6. Stock Options

The Company filed S-8 for its 2006 non-qualified Stock Option Plan with Securities Exchange Commission on November 3, 2005. The total number of shares of the Company available for grants of stock options and common stock under the Plan shall be 4,000,000 common shares. Stock options may be granted to non-employees and directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. All stock options granted hereunder must be granted within ten years from the earlier of the date of this Plan is adopted or approved by the Company’s shareholders. No stock option granted to any employee or 10% shareholder shall be exercisable after the expiration of ten years from the date such non qualifying stock option (“NQSO”) is granted. The Company, in its discretion, may provide that an option shall be exercisable during such ten year period or during any lesser period of time. At the discretion of the Company, through the delivery of fully paid and non-assessable common shares, with an aggregate fair market value on the date the NQSO is exercised equal to the option price, provided such tendered shares have been owned by the Optionee for at least one year prior to such exercise.

Options outstanding at June 30, 2006 were 660,000 with an option exercise price of $0.30 per share. No options were granted, exercised, canceled or forfeited during the six-month period ended June 30, 2006. The weighted average remaining contractual life is 1.06 years.

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

Since the Company did not issue stock options to employees during the six months ended June 30, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

7. Related Party Transactions

During the three-month and six-month periods ended June 30, 2006, the Company paid $14,640 (2005: $5,194) and $29,114 (2005: $10,389), respectively, to a director and an officer as wages and benefits.

As of June 30, 2006, the Company has an amount of $22,422 (December 31, 2005: $21,443) due from a company with a common ex-director without interest or specific terms of repayment.

As of June 30, 2006, the Company advanced $9,951 (December 31, 2005: $8,485) to a director of the Company for expenses to be incurred on behalf of the Company.

8. New Accounting Pronouncements

There have been no new pronouncements issued since June 30, 2006 that are expected to have a material impact on the Company’s financial statements.

Index
CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
( Unaudited )

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

A. By geographic areas	China	Canada	Other	Total

Three months ended June 30, 2006
Revenue from continuing operations	$ 1,451,107	$ 10,263	$ -	$ 1,461,370
Operating income (loss)	458,566	(34,727)	(590,122)	(166,283)
Total assets	4,206,698	62,602	6,474,392	10,743,692
Depreciation	-	749	-	749
Interest income	7,770	282	15,883	23,935
Interest expense	-	19	64,599	64,618
Investment in equity method investee	-	-	1	1

Three months ended June 30, 2005
Revenue from continuing operations	$ 1,131,988	$ 32,630	$ -	$ 1,164,618
Operating income (loss)	4,743	(37,898)	(92,268)	(125,423)
Total assets	6,744,355	124,682	315,136	7,184,173
Depreciation	-	576	-	576
Interest income	19,165	7	-	19,172
Interest expense	-	-	-	-
Investment in equity method investee	-	-	1	1

A. By geographic areas	China	Canada	Other	Total

Six months ended June 30, 2006
Revenue from continuing operations	$ 2,892,024	$ 29,290	$ -	$ 2,921,314
Operating income (loss)	848,341	(73,885)	(1,022,896)	(248,440)
Total assets	4,206,698	62,602	6,474,392	10,743,692
Depreciation	-	1,360	-	1,360
Interest income	14,073	679	33,741	48,493
Interest expense	-	19	118,911	118,930
Investment in equity method investee	-	-	1	1

Six months ended June 30, 2005
Revenue from continuing operations	$ 2,186,501	$ 107,308	$ -	$ 2,293,809
Operating income (loss)	261,926	(28,702)	(188,601)	44,623
Total assets	6,744,355	124,682	315,136	7,184,173
Depreciation	-	1,160	8	1,168
Interest income	36,403	11	-	36,414
Interest expense	-	-	-	-
Investment in equity method investee	-	-	1	1

Index
CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
( Unaudited )

	Mobile	ESL
B. By operating segments	communications	education	Other	Total

For the three months ended June 30, 2006
Revenue from external customers	$ 1,451,107	$ 10,263	$ -	$ 1,461,370
Intersegment revenue	-	-	-	-
Interest revenue	6,550	282	17,103	23,935
Interest expense	-	-	64,618	64,618
Depreciation	-	448	301	749
Segment operation profit (loss)	457,739	(21,826)	(602,196)	(166,283)
Segment assets	3,657,778	59,601	7,026,313	10,743,692

For the three months ended June 30, 2005
Revenue from external customers	$ 1,133,972	$ 32,630	$ (1,984)	$ 1,164,618
Intersegment revenue	-	-	-	-
Interest revenue	8,970	7	10,195	19,172
Interest expense	-	-	-	-
Depreciation	-	535	41	576
Segment operation profit (loss)	2,828	(14,644)	(113,607)	(125,423)
Segment assets	2,446,380	121,847	4,615,946	7,184,173

	Mobile	ESL
B. By operating segments	communications	education	Other	Total

For the six months ended June 30, 2006
Revenue from external customers	$ 2,892,024	$ 29,290	$ -	$ 2,921,314
Intersegment revenue	-	-	-	-
Interest revenue	12,853	679	34,961	48,493
Interest expense	-	-	118,930	118,930
Depreciation	-	884	476	1,360
Segment operation profit (loss)	845,469	(34,211)	(1,059,698)	(248,440)
Segment assets	3,657,778	59,601	7,026,313	10,743,692

For the six months ended June 30, 2005
Revenue from external customers	$ 2,186,501	$ 107,308	$ -	$ 2,293,809
Intersegment revenue	-	-	-	-
Interest revenue	8,970	11	27,433	36,414
Interest expense	-	-	-	-
Depreciation	-	1,077	91	1,168
Segment operation profit (loss)	261,088	13,591	(230,056)	44,623
Segment assets	2,446,380	121,847	4,615,946	7,184,173

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 AS COMPARED TO THE QUARTER ENDED JUNE 30, 2006

Revenues. The Company had revenues of $1,461,370 in the second quarter of 2006 compared to $1,164,618 in the second quarter of 2005, an increase of 25.5%. The Company's revenue in the second quarter of 2006, were in the form of net sales of Mobile marketing services (Quicknet) of $1,451,107 and tuition fees (Windsor) of $10,263, as compared with mobile market sales of $1,131,988 and tuition fees of $32,630 in the second quarter of 2005. The Company incurred operating expenses of $1,321,057 in the second quarter of 2006 compared to operating expenses of $962,537 in the second quarter of 2005,  an increase of 31.2%. The Company had an operating loss of $166,283 in the second quarter of 2006, and a net loss of $142,348 compared to an operating loss of $125,423 and a net loss of $112,013 in the second quarter of 2005.

Business Segments

During the quarter, the Company had revenues in two segments:
Mobile marketing services	$$1,451,107
Windsor - ESL Education	$$10,263
The cost of revenue in each segment was:
Mobile marketing services	$304,336
Windsor	$2,260
The gross profit from each of the business segments was:
Mobile	$1,146,771
Windsor	$8,003
$1,154,774

Index

Net Income/Loss per share: The per share earnings for the second quarter of 2006 was ($0.01), and the per share earnings for the second quarter of 2005 was ($0.01).

The Company expects the trend of losses to continue at about the same rate in the immediately succeeding periods.

LIQUIDITY AND CAPITAL RESOURCES

Changes in Financial Condition June 30 2006 and Compared to December 31, 2005.

At the end of the second quarter of 2006, Company had assets of $10,743,692 compared to $11,222,363 at year-end 2005. The current assets totaled $5,933,165 at the end of the second quarter of 2006 compared to $6,412,893 at 2005 year-end. Total current liabilities at the end of the second quarter of 2006 were $6,458,404 compared to $6,765,295 at 2005 year-end. At June 30, 2006, the Company had $ 5,853,669 in cash compared to $6,138,609 at year-end 2005.

The Company had cash capital of $5,853,669 at the quarter ended June 30, 2006, which will be used to fund continuing operations. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the quarter ended June 30, 2006, it had $5,933,165 in current assets and current liabilities of $6,458,404, and a working capital deficit of $525,239.

The Company’s cash on hand decreased from $6,138,609 at December 31, 2005 to $5,853,669 at June 30, 2006. This was primarily a result of a decrease in cash used in operating activities of $282,524 resulting from a net loss of $199,947 and a decrease in deferred revenue of $493,920, offset, in part, by a decrease in prepaid expenses and other current assets of $194,429 and increase in accounts payable of $187,029.

As of July 20, 2006, the Company had approximately $5.6 million cash on hand. The Debentures mature on August 15, 2006, and the Company intends to repay all of the $3,350,000 of Debentures which are not converted. The Company has paid interest on the Debentures on a current basis. The Settlement Agreement entered into by the Company on May 4, 2006, provided for an increase in the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. The Company believed that the offer of such additional shares was exempt from registration under the Securities Act and under applicable state securities laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. However, questions have been raised by the SEC as to the availability of the claimed exemptions. In the event the Company is found to have offered such shares in a transaction for which exemption from registration was not available, such shares may have been offered in violation of the registration provisions of Section 5 of the Securities Act. In that event, the investors may have rescission rights to recover their purchase price, plus interest and attorney’s fees, depending upon their state of residence. If an investor sued for rescission, the Company does not believe that any attorney’s fees or interest penalties would have an effect on the Company’s financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

(a)	Filed a Form 8-K on May 10, 2006 to report the entry into a Waiver/Settlement Agreement with respect to the alleged default under the Company’s Senior Convertible Debenture.

Exhibits:

Copies of the following documents are included as exhibits to this quarterly report pursuant to Item 601 of Regulation S-B.

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification pursuant to Rule 13a-14(a)or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of2002.
32.1	Certification pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 V.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA MOBILITY SOLUTIONS, INC. (Registrant)

Date: August 7, 2006	By:	/s/ Angela Du
Angela Du Chief Executive Officer and Principal Accounting Officer

Date: August 7, 2006	By:	/s/ Ernest Cheung
Ernest Cheung Principal Financial Officer