Form 10QSB
period 2006-11-20
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-11-21
CIK 1082603

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

Commission file number 0-26559

CIK No. 0001082603

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of registrant as specified in this charter)

N/A
(Former Name of Registrant)

Florida	330-751560
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#900 - 789 West Pender Street, Vancouver, B.C. Canada	V6C 1H2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(604) 632-9638

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

  Yes [  ]   No [X]

As of November 20, 2006, there were 20,011,792 shares of $0.001 par value common stock outstanding.

984967.3

CHINA MOBILITY SOLUTIONS, INC.
(FORMERLY XIN NET CORP.)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB
September 30, 2006

PART I. FINANCIAL INFORMATION
PAGE

ITEM 1. Financial Statements

Consolidated Balance Sheets                                                                             F-1

Consolidated Statements of Operations                                                                       F-2

Consolidated Statements of Cash Flows                                                                       F-3

Notes to Consolidated Financial Statements                                                                     F-4

ITEM 2. Management’s Discussion and Analysis                                                                 18

ITEM 3. Controls and Procedures                                                                           22

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings                                                                             23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                    23

ITEM 3. Defaults Upon Senior Securities                                                                     23

ITEM 4. Submission of Matters to a Vote of Security Holders                                                         24

ITEM 5. Other Information                                                                             24

ITEM 6. Exhibits                                                                                   24

SIGNATURE                                                                                     25

984967.3

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company’s and Form 10-KSB/A.

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB contains forward-looking statements. The presentation of future aspects of China Mobility Solutions, Inc. (the “Company”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company’s actual results to be materially different from any future results expressed or implied in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

(a)	failure of the Company to repay the subordinated convertible debentures which are in default;

(b)	volatility or decline of the Company’s stock price;

(c)	potential fluctuation in quarterly results;

984967.3

(d)	failure of the Company to earn revenues or profits;

(e)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(f)	failure to commercialize its technology or to make sales;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and technology personnel, the Company’s products and services may become obsolete, government regulation may hinder the Company’s business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company’s businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB filed by the Company for December 31, 2005 and any Current Reports on Form 8-K filed by the Company, as well as the Company Registration Statement on Form SB-2 declared effective on August 7, 2006.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,617,226	$6,138,609
Accounts receivable	3,182	5,870
Prepaid expenses and other current assets	15,146	235,165
Due from related parties	36,157	33,249
Total Current Assets	4,671,711	6,412,893
Property and Equipment, net of accumulated depreciation	7,096	6,248
of $42,662 and 40,481, respectively
Other Assets
Deposit paid in connection with contemplated acquisition of Beijing Topbiz (Note 2)	950,000	-
Investment	1	1
Goodwill	4,802,520	4,802,520
Other assets	673	701
Total Assets	$10,432,001	$11,222,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$652,753	$362,013
Deferred revenue	2,160,262	3,053,282
Convertible debentures (Note 3)	3,325,000	3,350,000
Total current liabilities	6,138,015	6,765,295

Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.001 par value; authorized 500,000,000 shares,
issued and outstanding: 20,011,792 and 20,011,792 shares, respectively	20,012	20,012
Additional paid-in capital	18,492,826	18,442,826
Accumulated deficit	(14,006,965)	(13,804,409)
Accumulated other comprehensive income (loss)	(211,887)	(201,361)
Total stockholders' equity	4,293,986	4,457,068
Total Liabilities and Stockholders' Equity	$10,432,001	$11,222,363

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Mobile marketing services	$1,383,263	$1,190,328	$4,275,287	$3,376,829
Tuition fee	35,670	53,100	64,960	160,408
	1,418,933	1,243,428	4,340,247	3,537,237
Cost of Sales
Mobile marketing services	316,959	368,552	913,128	903,022
Tuition fee	400	16,596	7,292	43,614
	317,359	385,148	920,420	946,636
Gross Profit	1,101,574	858,280	3,419,827	2,590,601
Selling, general, and administrative expenses	958,027	1,209,981	3,003,970	2,893,064
Income (loss) from Operations	143,547	(351,701)	415,857	(302,463)
Other Income
Interest income	14,787	24,211	63,280	60,625
Interest expense on convertible debentures	(80,975)	(24,412)	(199,725)	(24,414)
Costs relating to convertible debentures:
Fair value of warrants issued	-	(6,891,470)	-	(6,891,470)
Intrinsic value of conversion feature	-	(1,052,863)	-	(1,052,863)
Costs associated with offering	-	(572,859)	-	(572,859)
Late registration penalty fees	(79,968)	-	(481,968)	-

32
984967.3

Other income (expense) - net	(146,156)	(8,517,393)		(618,413)	(8,480,981)
Income (loss) before Income Taxes	(2,609)	(8,869,094)		(202,556)	(8,783,444)
Income tax expense	-	-		-	-
Income (loss) before minority interest	(2,609)	(8,869,094)		(202,556)	(8,783,444)
Minority interest	-	(6,141)		-	(138,469)
Net income (loss)	(2,609)	(8,875,235)	-	(202,556)	(8,921,913)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,307	97,536		(10,526)	92,942
Comprehensive income (loss)	$8,698	$(8,777,699)		$(213,082)	$(8,828,971)

Net income (loss) per share
Basic and diluted	$(0.00)	$(0.49)		$(0.01)	$(0.52)

Weighted average number of common shares used to compute net income per share
Basic and Diluted	20,011,792	17,929,279		20,011,792	16,996,285

See notes to consolidated financial statements.

984967.3

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock, $0.001 par value		Additional		Accumulated other
			paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at December 31, 2004	15,826,792	$15,827	$8,770,378	$(4,640,956)	$(183,532)	$3,961,717
Issuance of common stock for cash on
exercise of stock options on February
24, 2005 at $0.30	495,000	495	148,005	-	-	148,500
Issuance of common stock for services						-
rendered	600,000	600	350,700	-	-	351,300
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.40	500,000	500	199,500	-	-	200,000
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.35	2,590,000	2,590	903,910	-	-	906,500
Stock-based compensation	-	-	126,000	-	-	126,000
Fair value of new Series "A" warrants issued	-	-	3,254,305	-		3,254,305
Fair value of new Series "B" warrants issued	-	-	3,637,165	-	-	3,637,165
Intrinsic value of the conversion feature of the
convertible debenture	-	-	1,052,863	-	-	1,052,863
Net loss for the year ended

984967.3

December 31, 2005	-	-	-	(9,163,453)	-	(9,163,453)
Foreign currency translation adjustment	-	-	-	-	(17,829)	(17,829)
Balance at December 31, 2005	20,011,792	$20,012	$18,442,826	$(13,804,409)	$(201,361)	$4,457,068
Unaudited:
Fair value of 200,000 warrants issued for
service rendered	-	-	50,000	-	-	50,000
Net loss for the nine months ended
September 30, 2006	-	-	-	(202,556)	-	(202,556)
Foreign currency translation adjustment	-	-	-	-	(10,526)	(10,526)
Balance at September 30, 2006	20,011,792	$20,012	$18,492,826	$(14,006,965)	$(211,887)	$4,293,986

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(202,556)	$(8,921,913)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating activities:
Depreciation	2,209	1,933
Stock-based compensation	50,000	317,650
Fair value of warrants issued with convertible debentures	-	6,891,470
Intrinsic value of conversion feature of the convertible debentures	-	1,052,863
Foreign currency translation adjustment	(10,526)	92,942
Minority interest	-	138,469
Changes in operating assets and liabilities
Accounts receivable	2,688	28,356
Prepaid expenses	220,019	(139,680)
Due from related parties	(2,908)	(2,709)
Accounts payable and other accrued liabilities	290,740	1,982,049
Deferred revenue	(893,020)	362,760

32
984967.3

Net cash provided by (used for) operating activities	(543,354)	-	1,804,190
Cash Flows from Investing Activities
Purchases of remaining interest of Quicknet	-		(4,000,000)
Deposit paid in connection with contemplated acquisition of Beijing Topbiz	(950,000)		-
Purchase of property and equipment	(3,029)		(2,346)
Net cash provided by (used for) investing activities	(953,029)		(4,002,346)
Cash Flows from Financing Activities
Issuance of common stock for cash	-		1,115,000
Issuance of convertible debentures for cash	-		3,350,000
Repayment of convertible debentures	(25,000)		-
Net cash provided by (used for) financing activities	(25,000)		4,465,000

Effect of exchange rate on cash	-		(12,943)
Increase (decrease) in cash and cash equivalents	(1,521,383)		2,253,901

Cash and cash equivalents, beginning of period	6,138,609		5,380,622

Cash and cash equivalents, end of period	$4,617,226		7,634,523

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$222,725		$2
Income taxes paid	$-		$-

See notes to consolidated financial statements.

984967.3

CHINA MOBILITY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
( Unaudited )

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. All inter company transactions and accounts have been eliminated in consolidation.

Certain items have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported consolidated net income (loss).

2. Beijing Topbiz Technology Development Corp., Ltd.

On August 8, 2006, the Company, through its wholly owned subsidiary, Infornet Investment Limited (“Infornet”) and Mr. Xin Wei, a citizen and resident of the People’s Republic of China (“China”) and President of a subsidiary of the Company (“Wei”) (Infornet and Wei together being referred to as the “Purchasers”), QiFang Niu and XiaoXia Chen, both citizens and residents of the China (together being referred to as the “Sellers”) and Beijing Topbiz Technology Development Corp., Ltd. (“Topbiz”), a company organized and existing under the laws of China, entered into a Share Purchase Agreement (the “Agreement”) providing for the acquisition by the Purchasers of control of Topbiz from the Sellers.

Under the Agreement, Infornet will directly acquire 49% of the capital stock of Topbiz, and indirectly acquire control through Mr. Wei of an additional 11% of Topbiz, giving it effective control of 60% of Topbiz. The Company will pay the Sellers on a pro rata basis US$3,700,000 in cash and issue to them on a pro rata basis 8,081,818 new investment shares in an offering which is intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. This acquisition structure was chosen to comply with China’s foreign ownership rules which permit the Company, at this point in time, to have a direct ownership stake in Topbiz of up to 49%. Mr. Wei has agreed to execute and deliver to Infornet a Stock Option Agreement in the form and substance satisfactory to Infornet, which grants Infornet, among other things, the option to purchase his 11% ownership stake that he will acquire under the Agreement for an aggregate price of $100, upon the satisfaction of certain conditions precedent.

The parties intend that the transactions contemplated by the Agreement will be consummated as promptly as practicable, after satisfaction or waiver of certain conditions of closing in favor of the Purchasers. These include, among other things, that (i) all representations and warranties of the Sellers contained in the Agreement shall be true on and as of the Closing Date, (ii) all covenants and agreements of the Sellers to be performed on or before the Closing Date shall be duly performed, (iii) audited financial statements of Topbiz from inception to March 31, 2006, shall have been completed, and (iv) the Stock Option Agreement shall have been executed and delivered by Mr. Wei.

Topbiz develops and customizes short messaging system, or SMS, platforms for banks in China. The 8,081,818 shares issued in connection with the acquisition will be subject to a one-year restriction on transfer to a U.S. person pursuant to Regulation S.

As of September 30, 2006, $950,000 has been paid by the Company as a deposit. The remainder of the $3,700,000 purchase price is expected to be paid $1,350,000 in December 2006 and $1,400,000 in February 2007. Closing is expected to occur in January 2007.

3. Convertible debentures

On August 15, 2005, the Company completed an offering of 134 units ("Units") for $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the "Debentures"), and one

984967.3

new Series “A” Warrant and one new Series “B” Warrant. The Debentures were initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2% per annum plus the one-month London Inter-Bank Offer Rate (“LIBOR”). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after August 7, 2006.

Each Unit also included: (i) new Series “A” Warrants exercisable at $0.44 per share to purchase 71,429 shares of Common Stock of the Company until February 15, 2008; and (ii) new Series “B” Warrants exercisable at $0.52 per share to purchase 71,429 shares of Common Stock until February 15, 2009. The new Series “A” and new Series “B” Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from August 7, 2006, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

On January 18, 2006, the Company received a letter (the “Default Notice”) from the attorney for Southridge Partners, LP, (the “Lender”), the holder of $500,000 principal amount of the Company's Senior Convertible Debentures (the “Debenture”) stating that the Company was in default of certain transaction agreements (the “Transaction Agreements”) issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness, August 7, 2006, of the Company’s SB-2 Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Company denied that it was in default of the Transaction Agreements. However, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement on May 4, 2006 (the “Waiver/Settlement Agreement”).

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the Debenture was reduced from $.35 per share to $.30 per share, the new Series “A” Warrant exercise price was reduced from $.44 to $.38 per share and the new Series “B” Warrant exercise price was reduced from $.52 to $.45 per share. In addition, the number of shares of the Company’s common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the new Series “A” and new Series “B” Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an aggregate of 250,000 shares per unit. Except for the holder of $300,000 of the Debentures discussed in the third succeeding paragraph, these revised terms will apply to all other Debentures (totaling $3,025,000).

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after August 7, 2006.

As of September 30, 2006, the Company had not repaid $3,325,000 of the Debentures due on August 15, 2006. The Company has paid all interest on the Debentures accrued through August 15, 2006. The Company had applied to the regulatory authority in China to approve converting a subsidiary's funds into U.S. dollars and repay the Debentures and was denied. The Company has been advised that the Beijing Rule of Liquidation is the sole means of assuring repayment of the Debentures. In October 2006, the Company began the process of submitting an application for such liquidation to the regulatory authority. The liquidation will take between 180 to 270 days. Part of the reason for the delay is the requirement of the liquidator to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the regulatory authority for approval. The Company does not believe it will affect its subsidiary's business operations as reorganized.

The holder of an aggregate of $300,000 of the Debentures has agreed to extend the extend the due date to August 15, 2007 with an interest rate of 10% per annum starting from August 15, 2007 and the exercise price of the new Series “A” Warrants and new Series “B” Warrants being reduced to $0.15 and $0.20 per share respectively. Other terms remain the same.

The Company received letters (the “Default Letters”) from the attorneys for two holders of an aggregate $875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. The Company has paid all interest on the Debentures accrued through

984967.3

August 15, 2006. Interest accrued on the Debentures though maturity, at the rate of not less than 6% per annum equal to the sum of 2% per annum plus the one month LIBOR rate. From the maturity date of August 15, 2006, except for the extended $300,000 Debenture discussed in the preceding paragraph, interest on the other $3,025,000 outstanding principal amount of Debentures and unpaid accrued interest accrues at the rate of 12% per annum.

The Registration Rights Agreement provided that the Company would register the common stock underlying the Units by December 31, 2005 and, for each month late, the Company would be obligated to pay the Debenture holders penalty fees equal to 2% of the outstanding principal amount. The Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission on August 7, 2006. Accordingly, the Company has recorded $79,968 and $481,968 as an expense, in the statement of operations for the three months and nine months ended September 30, 2006 respectively.

Interest payable of $59,888 and late registration penalty fees of $337,968 are included in accounts payable and accrued liabilities at September 30, 2006.

4. Share Purchase Warrants

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

During the nine-month period ended September 30, 2006, 10 Series “B” warrants which entitle the holders to purchase a common share of the Company at $2.25 each expired on March 31, 2006.

As of September 30, 2006, 122 new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 until February 15, 2008. 122 new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amended new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 200,000 Series “C” warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on May 5, 2010.

5. Stock Options

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

Options outstanding at September 30, 2006 were 660,000 with an option exercise price of $0.30 per share. No options were granted, exercised, canceled or forfeited during the nine-month period ended September 30, 2006. The weighted average remaining contractual life is 0.81 years.

984967.3

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

Since the Company did not issue stock options to employees during the nine months ended September 30, 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

6. Segment and Geographic Data

The Company’s reportable segments are geographic areas and two operating segments, the latter comprised of mobile communications and ESL education. Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items, and, as it relates to segment profit (loss), income and expenses not allocated to reportable segments.

A. By geographic areas	China	Canada	Other	Total

Three months ended September 30, 2006
Revenue from continuing operations	$ 1,383,263	$ 35,670	$ -	$ 1,418,933
Operating income (loss)	279,157	(36,229)	(99,381)	143,547
Total assets	5,404,209	91,945	4,935,847	10,432,001
Depreciation	-	849	-	849
Interest income	7,920	39	6,828	14,787
Interest expense	-	40	80,935	80,975
Investment in equity method investee	-	-	1	1

Three months ended September 30, 2005
Revenue from continuing operations	$ 1,190,328	$ 53,100	$ -	$ 1,243,428
Operating income (loss)	89,897	465	(442,063)	(351,701)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	765	1,444	2,209
Interest income	24,202	9	-	24,211
Interest expense	-	-	24,412	24,412
Investment in equity method investee	-	-	1	1

984967.3

A. By geographic areas	China	Canada	Other	Total

Nine months ended September 30, 2006
Revenue from continuing operations	$ 4,275,287	$ 64,960	$ -	$ 4,340,247
Operating income (loss)	1,127,498	(110,114)	(601,527)	415,857
Total assets	5,404,209	91,945	4,935,847	10,432,001
Depreciation	-	2,209	-	2,209
Interest income	21,993	718	40,569	63,280
Interest expense	-	59	199,666	199,725
Investment in equity method investee	-	-	1	1

Nine months ended September 30, 2005
Revenue from continuing operations	$ 3,376,829	$ 160,408	$ -	$ 3,537,237
Operating income (loss)	351,823	(28,237)	(626,049)	(302,463)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	1,925	8	1,933
Interest income	60,605	20	-	60,625
Interest expense	-	-	24,414	24,414
Investment in equity method investee	-	-	1	1

984967.3

	Mobile	ESL
B. By operating segments	communications	education	Other	Total

For the three months ended September 30, 2006
Revenue from external customers	$ 1,383,263	$ 35,670	$ -	$ 1,418,933
Intersegment revenue	-	-	-	-
Interest revenue	7,091	39	7,657	14,787
Interest expense	-	-	80,975	80,975
Depreciation	-	449	400	849
Segment operating profit (loss)	276,125	(4,856)	(127,722)	143,547
Segment assets	3,549,630	57,952	6,824,419	10,432,001

For the three months ended September 30, 2005
Revenue from external customers	$ 1,190,328	$ 53,100	$ -	$ 1,243,428
Intersegment revenue	-	-	-	-
Interest revenue	5,310	9	18,892	24,211
Interest expense	-	-	24,412	24,412
Depreciation	-	569	1,640	2,209
Segment operating profit (loss)	7,221	7,697	(366,619)	(351,701)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

	Mobile	ESL
B. By operating segments	communications	education	Other	Total

For the nine months ended September 30, 2006
Revenue from external customers	$ 4,275,287	$ 64,960	$ -	$ 4,340,247
Intersegment revenue	-	-	-	-
Interest revenue	19,944	718	42,618	63,280
Interest expense	-	-	199,725	199,725
Depreciation	-	1,333	876	2,209
Segment operating profit (loss)	1,121,594	(39,067)	(666,670)	415,857
Segment assets	3,549,630	57,952	6,824,419	10,432,001

For the nine months ended September 30, 2005
Revenue from external customers	$ 3,376,829	$ 160,408	$ -	$ 3,537,237
Intersegment revenue	-	-	-	-
Interest revenue	14,280	20	46,325	60,625
Interest expense	-	-	24,414	24,414
Depreciation	-	1,646	287	1,933
Segment operating profit (loss)	268,309	21,288	(592,060)	(302,463)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information presented here should be read in conjunction with China Mobility Solutions, Inc.’s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company’s control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company’s discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions in the preparation of our consolidated financial statements:

Contingencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

984967.3

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Valuation Of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2006 AS COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2005

The information presented here should be read in conjunction with China Mobility Solutions Inc.’s consolidated financial statements and related notes. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company’s control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company’s discussions regarding the various factors, which affect its business, included in this section and elsewhere in this report.

984967.3

Business Segments

During the quarter, the Company had revenues in two segments:

Mobile marketing services	$1,383,263
Windsor - ESL Education	$35,670

The cost of revenue in each segment was:

Mobile marketing services	$316,959
Windsor	$400

The gross profit from each of the business segments was:

Mobile	$1,066,304
Windsor	$35,270

984967.3

Need for Additional Financing:

The Company has not repaid $3,350,000 of Senior Convertible Debentures (the Debentures”) which matured on August 15, 2006. It has received extensions on repayment for $300,000 of the Debentures. While it has sufficient cash on hand to repay the Debentures, as described elsewhere herein, it has not received approval from the People’s Republic of China to make payment. The Debentures were sold in August 2005 and Management expected that they would be converted into equity to fund the Company’s business plan. At such time as the Company is able to repay the Debentures it will need to seek additional funds in order to implement its business plan. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company when it is needed.

The Company believes, however, it has sufficient capital to meet its short-term cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. However, if losses occur it may have to seek loans or equity placements to cover longer term cash needs to continue operations.

If future revenue declines or operations are unprofitable, it will be forced to develop another line of business, or to finance its operations through the sale of assets it has, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has no specific management ability, nor financial resources or plans to enter any other business as of this date.

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

984967.3

ITEM 3.  CONTROLS AND PROCEDURES

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

984967.3

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes since the filing of our Form 10-KSB for December 31, 2005, in the lawsuit brought by Sino-I Technology Limited against the Company.

As set forth below under Item 3, the Company is in default on repayment of its Senior Convertible Debentures due August 15, 2006 (the “Debentures”). On September 18, 2006, Southridge Partners, L.P. (“Plaintiff”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266). The action is a motion for summary judgment in lieu of complaint based on the Company’s Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[None]

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had not repaid $3,350,000 of Senior Convertible Debentures due August 15, 2006 (the “Debentures”). The Company stated that it had sufficient cash on hand and had applied to the banking authorities (State Administration of Foreign Exchange (“SAFE”)) in the People’s Republic of China to convert its subsidiaries’ funds into U.S. dollars and repay the Debentures.

The Company’s operating subsidiary in China has advised the Company that its application to SAFE to withdraw the funds from China has been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it comply with the Beijing Rule of Liquidation of companies with foreign investment (the “Rule of Liquidation”). The Company has been advised that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company does not believe it will affect its subsidiaries’ business operations as reorganized. The Company has begun the process to submit an application for such liquidation to the Bureau of Ministry of Commerce (“BOMOC”). The liquidation will take between 180 to 270 days. Part of the reason for the delay is the requirement of the liquidator to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the BOMOC for its approval.

984967.3

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

Number Description

31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

984967.3

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 20, 2006

CHINA MOBILITY SOLUTIONS, INC.

CHINA MOBILITY SOLUTIONS, INC.

/s/ Angela Du	/s/ Ernest Cheung

Name: Angela Du Title: Chief Executive Officer More Title: Principal Accounting Officer	Name: Ernest Cheung Title: Principal Financial Officer More Title

984967.3