Form 10QSB/A
period 2006-11-28
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2006-11-29
CIK 1082603

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No.1

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

Yes [X] No[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of November 29, 2006, there were 20,011,792 shares of $0.001 par value common stock outstanding.

984967.3

CHINA MOBILITY SOLUTIONS, INC.
(FORMERLY XIN NET CORP.)
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB/A
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

The financial statements have been prepared by China Mobility Solutions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's and Form 10-KSB.

Cautionary and Forward Looking Statements

In addition to statements of historical fact, this Form 10-QSB/A contains forward-looking statements. The presentation of future aspects of China Mobility Solutions, Inc. (the “Company”) found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” or “could” or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results to be materially different from any future results expressed or implied in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

Some of these risks might include, but are not limited to, the following:

(a)	failure of the Company to repay the subordinated convertible debentures which are in default;

(b)	volatility or decline of the Company's stock price;

(c)	potential fluctuation in quarterly results;

(d)	failure of the Company to earn revenues or profits;

(e)	inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(f)	failure to commercialize its technology or to make sales;

(g)	rapid and significant changes in markets;

(h)	litigation with or legal claims and allegations by outside parties;

(i)	insufficient revenues to cover operating costs.

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

984967.3

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$4,617,226	$6,138,609
Accounts receivable	3,182	5,870
Prepaid expenses and other current assets	15,146	235,165
Due from related parties	36,157	33,249
Total Current Assets	4,671,711	6,412,893

Property and Equipment, net of accumulated depreciation of $42,662 and 40,481, respectively	7,096	6,248

Other Assets
Deposit paid in connection with contemplated acquisition of Beijing Topbiz (Note 2)	950,000	-
Investment	1	1
Goodwill	4,802,520	4,802,520
Other assets	673	701
Total Assets	$10,432,001	$11,222,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and other accrued liabilities	$652,753	$362,013
Deferred revenue	2,160,262	3,053,282
Convertible debentures (Note 3)	3,325,000	3,350,000
Total current liabilities	6,138,015	6,765,295

Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, $0.001 par value; authorized 500,000,000 shares,
issued and outstanding: 20,011,792 and 20,011,792 shares, respectively	20,012	20,012
Additional paid-in capital	18,492,826	18,442,826
Accumulated deficit	(14,006,965)	(13,804,409)
Accumulated other comprehensive income (loss)	(211,887)	(201,361)
Total stockholders' equity	4,293,986	4,457,068
Total Liabilities and Stockholders' Equity	$10,432,001	$11,222,363

See notes to consolidated financial statements.

984967.3

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue
Mobile marketing services	$1,383,263	$1,190,328	$4,275,287	$3,376,829
Tuition fee	35,670	53,100	64,960	160,408
	1,418,933	1,243,428	4,340,247	3,537,237
Cost of Sales
Mobile marketing services	316,959	368,552	913,128	903,022
Tuition fee	400	16,596	7,292	43,614
	317,359	385,148	920,420	946,636

Gross Profit	1,101,574	858,280	3,419,827	2,590,601

Selling, general, and administrative expenses	958,027	1,209,981	3,003,970	2,893,064
Income (loss) from Operations	143,547	(351,701)	415,857	(302,463)

Other Income
Interest income	14,787	24,211	63,280	60,625
Interest expense on convertible debentures	(80,975)	(24,412)	(199,725)	(24,414)
Costs relating to convertible debentures:
Fair value of warrants issued	-	(6,891,470)	-	(6,891,470)
Intrinsic value of conversion feature	-	(1,052,863)	-	(1,052,863)
Costs associated with offering	-	(572,859)	-	(572,859)
Late registration penalty fees	(79,968)	-	(481,968)	-
Other income (expense) - net	(146,156)	(8,517,393)	(618,413)	(8,480,981)
Income (loss) before Income Taxes	(2,609)	(8,869,094)	(202,556)	(8,783,444)
Income tax expense	-	-	-	-
Income (loss) before minority interest	(2,609)	(8,869,094)	(202,556)	(8,783,444)
Minority interest	-	(6,141)	-	(138,469)
Net income (loss)	(2,609)	(8,875,235)	(202,556)	(8,921,913)
Other comprehensive income (loss):
Foreign currency translation adjustment	11,307	97,536	(10,526)	92,942
Comprehensive income (loss)	$8,698	$(8,777,699)	$(213,082)	$(8,828,971)

Net income (loss) per share
Basic and diluted	$(0.00)	$(0.49)	$(0.01)	$(0.52)

Weighted average number of common shares used to compute net income per share
Basic and Diluted	20,011,792	17,929,279	20,011,792	16,996,285

See notes to consolidated financial statements.

984967.3

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock, $0.001 par value	Common Stock, $0.001 par value	Additional	Accumulated other	Accumulated other
			paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at December 31, 2004	15,826,792	$15,827	$8,770,378	$(4,640,956)	$(183,532)	$3,961,717

Issuance of common stock for cash on exercise of stock options on February 24, 2005 at $0.30	495,000	495	148,005	-	-	148,500
Issuance of common stock for services rendered	600,000	600	350,700	-	-	351,300
Issuance of common stock for cash on exercise of stock options on September 1, 2005 at $0.40	500,000	500	199,500	-	-	200,000
Issuance of common stock for cash on exercise of stock options on September 1, 2005 at $0.35	2,590,000	2,590	903,910	-	-	906,500
Stock-based compensation	-	-	126,000	-	-	126,000
Fair value of new Series "A" warrants issued	-	-	3,254,305	-		3,254,305
Fair value of new Series "B" warrants issued	-	-	3,637,165	-	-	3,637,165
Intrinsic value of the conversion feature of the convertible debenture	-	-	1,052,863	-	-	1,052,863
Net loss for the year ended December 31, 2005	-	-	-	(9,163,453)	-	(9,163,453)
Foreign currency translation adjustment	-	-	-	-	(17,829)	(17,829)
Balance at December 31, 2005	20,011,792	$20,012	$18,442,826	$(13,804,409)	$(201,361)	$4,457,068
Unaudited:
Fair value of 200,000 warrants issued for service rendered	-	-	50,000	-	-	50,000
Net loss for the nine months ended September 30, 2006	-	-	-	(202,556)	-	(202,556)
Foreign currency translation adjustment	-	-	-	-	(10,526)	(10,526)
Balance at September 30, 2006	20,011,792	$20,012	$18,492,826	$(14,006,965)	$(211,887)	$4,293,986

See notes to consolidated financial statements.

984967.3

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,	Nine months ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(202,556)	$(8,921,913)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	2,209	1,933
Stock-based compensation	50,000	317,650
Fair value of warrants issued with convertible debentures	-	6,891,470
Intrinsic value of conversion feature of the convertible debentures	-	1,052,863
Foreign currency translation adjustment	(10,526)	92,942
Minority interest	-	138,469
Changes in operating assets and liabilities
Accounts receivable	2,688	28,356
Prepaid expenses	220,019	(139,680)
Due from related parties	(2,908)	(2,709)
Accounts payable and other accrued liabilities	290,740	1,982,049
Deferred revenue	(893,020)	362,760
Net cash provided by (used for) operating activities	(543,354)	1,804,190
Cash Flows from Investing Activities
Purchases of remaining interest of Quicknet	-	(4,000,000)
Deposit paid in connection with contemplated acquisition of Beijing Topbiz	(950,000)	-
Purchase of property and equipment	(3,029)	(2,346)
Net cash provided by (used for) investing activities	(953,029)	(4,002,346)
Cash Flows from Financing Activities
Issuance of common stock for cash	-	1,115,000
Issuance of convertible debentures for cash	-	3,350,000
Repayment of convertible debentures	(25,000)	-
Net cash provided by (used for) financing activities	(25,000)	4,465,000

Effect of exchange rate on cash	-	(12,943)
Increase (decrease) in cash and cash equivalents	(1,521,383)	2,253,901

Cash and cash equivalents, beginning of period	6,138,609	5,380,622

Cash and cash equivalents, end of period	$4,617,226	7,634,523

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$222,725	$2
Income taxes paid	$-	$-

See notes to consolidated financial statements.

984967.3

CHINA MOBILITY SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
( Unaudited)

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

2. Property and Equipment

	September 30, 2006	December 31,2005
Equipment	$ 30,015	$ 26,986
Library	9,554	9,554
Furniture	10,189	10,189
Total	49,758	46,729
Less : Accumlated depreciation	(42,662)	(40,481)
Net book value	$ 7,096	$ 6,248

The depreciation expense charged to continuing operations for the three-month and nine-month periods ended September 30, 2006 were $849 (2005: $765) and $2,209 (2005: $1,933), respectively.

3. Beijing Topbiz Technology Development Corp., Ltd.

On August 8, 2006, the Company, through its wholly owned subsidiary, Infornet Investment Limited (“Infornet”) and Mr. Xin Wei, a citizen and resident of the People's Republic of China (“China”) and President of a subsidiary of the Company (“Wei”) (Infornet and Wei together being referred to as the “Purchasers”), QiFang Niu and XiaoXia Chen, both citizens and residents of the China (together being referred to as the “Sellers”) and Beijing Topbiz Technology Development Corp., Ltd. (“Topbiz”), a company organized and existing under the laws of China, entered into a Share Purchase Agreement (the “Agreement”) providing for the acquisition by the Purchasers of control of Topbiz from the Sellers.

Under the Agreement, Infornet will directly acquire 49% of the capital stock of Topbiz, and indirectly acquire control through Mr. Wei of an additional 11% of Topbiz, giving it effective control of 60% of Topbiz. The Registrant will pay the Sellers on a pro rata basis US$3,700,000 in cash and issue to them on a pro rata basis 8,081,818 new investment shares in an offering which is intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. This acquisition structure was chosen to comply with China's foreign ownership rules which permit the Company, at this point in time, to have a direct ownership stake in Topbiz of up to 49%. Mr. Wei has agreed to execute and deliver to Infornet a Stock Option Agreement in the form and substance satisfactory to Infornet, which grants Infornet, among other things, the option to purchase his 11% ownership stake that he will acquire under the Agreement for an aggregate price of $100, upon the satisfaction of certain conditions precedent.

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

As of September 30, 2006, $950,000 has been paid by the Company as deposit and is awaiting the approval by the regulatory authorities in China for transferring the ownership of Topbiz.

984967.3

4. Convertible debentures

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

On January 18, 2006, the Company received a letter (the “Default Notice”) from the attorney for Southridge Partners, LP, (the “Lender”), the holder of $500,000 principal amount of the Company's Senior Convertible Debentures (the “Debenture”) stating that the Company was in default of certain transaction agreements (the “Transaction Agreements”) issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness, August 7, 2006, of the Company's SB-2 Registration Statement required under the Registration Rights Agreement (one of the Transaction Agreements).

The Company denied that it was in default of the Transaction Agreements. However, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement on May 4, 2006 (the “Waiver/Settlement Agreement”).

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the Debenture was reduced from $.35 per share to $.30 per share, the new Series “A” Warrant exercise price was reduced from $.44 to $.38 per share and the new Series “B” Warrant exercise price was reduced from $.52 to $.45 per share. In addition, the number of shares of the Company's common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the new Series “A” and new Series “B” Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an aggregate of 250,000 shares per unit.

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after August 7, 2006.

As of September 30, 2006, the Company had not repaid $3,350,000 of Debentures due on August 15, 2006. The Company had paid all interest on the Debentures accrued through August 15, 2006. The Company had applied to the regulatory authority in China to approve converting its subsidiaries' funds into U.S. dollars and repay the Debentures and was denied. The Company has been advised that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. In October 2006, the Company has begun the process to submit an application for such liquidation to the regulatory authority. The liquidation will take between 180 to 270 days. Part of the reason for the delay is the requirement of the liquidator to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the regulatory authority for approval. The Company does not believe it will affect its subsidiaries' business operations as reorganized.

The holder of an aggregate of $300,000 of the Debentures has agreed to extend the due date to December 31, 2007 with an interest rate of 10% per annum starting from August 15, 2006 and the exercise price of the new Series “A” Warrants and new Series “B” Warrants being reduced to $0.15 and $0.20 per share respectively. Other terms remain the same.

The Company received letters (the “Default Letters”) from the attorneys for two holders of an aggregate $875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. On September 18, 2006, one of the debenture holders commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266). The action is a motion for summary judgment in lieu of complaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annumInterest accrued on the Debentures through maturity, at the rate of not less than 6% per annum equal to the sum of 2% per annum plus the one month LIBOR rate. From the maturity date of August 15, 2006, interest on outstanding principal amount of Debentures and unpaid accrued interest accrues at the rate of 12% per annum.

The Company has recorded $79,968 and $481,968 as expense for estimated liquidated damages, 2% of the outstanding principal amount, in the statement of operations for the three-month and nine-month periods ended September 30, 2006.

As of September 30, 2006, interest payable of $14,140, penalty of $45,748 and liquidated damages of $337,968 have been recorded as part of the accounts payable.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30,	September 30	September 30,	September 30,
	2006	2005	2006	2005

Net income (loss) for the period	(2,609)	(8,777,699)	(202,556)	(8,828,971)

Weighted-average number of shares outstanding	20,011,792	17,929,279	20,011,792	16,996,285

Effective of dilutive securities :
Dilutive options - $0.30	-	-	-	-
Dilutive warrants new Series "A" - $0.38	-	-	-	-
Dilutive warrants new Series "B" - $0.45	-	-	-	-
Dilutive potential common shares	-	-	-	-

Adjusted weighted-average shares and assumed conversions	20,011,792	17,929,279	20,011,792	16,996,285

Basic income (loss) per share attributable to
common shareholders	$ (0.00)	$ (0.49)	$ (0.01)	$ (0.52)

Diluted income (loss) per share attributable to
common shareholders	$ (0.00)	$ (0.49)	$ (0.01)	$ (0.52)

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

984967.3

6. Share Purchase Warrants

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

As of September 30, 2006, 122 new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 until February 15, 2008. 122 new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amended new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.20 until February 15, 2009. 200,000 Series “C” warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on May 5, 2010.

7. Stock Options

The Company filed S-8 for its 2006 non-qualified Stock Option Plan with Securities Exchange Commission on November 3, 2005. The total number of shares of the Company available for grants of stock options and common stock under the Plan shall be 4,000,000 common shares. Stock options may be granted to non-employees and directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. All stock options granted hereunder must be granted within ten years from the earlier of the date of this Plan is adopted or approved by the Company's shareholders. No stock option granted to any employee or 10% shareholder shall be exercisable after the expiration of ten years from the date such non qualifying stock option (“NQSO”) is granted. The Company, in its discretion, may provide that an option shall be exercisable during such ten year period or during any lesser period of time. At the discretion of the Company, through the delivery of fully paid and non-assessable common shares, with an aggregate fair market value on the date the NQSO is exercised equal to the option price, provided such tendered shares have been owned by the Optionee for at least one year prior to such exercise.

Options outstanding at September 30, 2006 were 660,000 with an option exercise price of $0.30 per share. No options were granted, exercised, canceled or forfeited during the nine-month period ended September 30, 2006. The weighted average remaining contractual life is 0.81 years.

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

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

8. Related Party Transactions

During the three-month and nine-month periods ended September 30, 2006, the Company paid $14,843 (2005: $9,182) and $44,494 (2005: $19,571), respectively, to a director and an officer as wages and benefits.

As of September 30, 2006, the Company has an amount of $22,415 (December 31, 2005: $21,443) due from a company with a common ex-director without interest or specific terms of repayment.

As of September 30, 2006, the Company advanced $9,949 (December 31, 2005: $8,485) to a director of the Company for expenses to be incurred on behalf of the Company.

9. New Accounting Pronouncements

There have been no new pronouncements issued since September 30, 2006 that is expected to have a material impact on the Company's financial statements.

984967.3

10. Segment and Geographic Data

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

A. By geographic areas
Three months ended September 30, 2006	China	Canada	Other	Total
Revenue from continuing operations	$ 1,383,263	$ 35,670	$ -	$ 1,418,933
Operating income (loss)	279,157	(36,229)	(262,003)	(19,075)
Total assets	5,404,209	91,945	4,935,847	10,432,001
Depreciation	-	849	-	849
Interest income	7,920	39	6,828	14,787
Interest expense	-	40	35,187	35,227
Investment in equity method investee	-	-	1	1

Three months ended September 30, 2005
Revenue from continuing operations	$ 1,190,328	$ 53,100	$ -	$ 1,243,428
Operating income (loss)	89,897	465	(8,886,132)	(8,795,770)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	765	-	765
Interest income	24,202	9	-	24,211
Interest expense	-	-	24,412	24,412
Investment in equity method investee	-	-	1	1

A. By geographic areas
Nine months ended September 30, 2006	China	Canada	Other	Total
Revenue from continuing operations	$ 4,275,287	$ 64,960	$ -	$ 4,340,247
Operating income (loss)	1,127,498	(110,114)	(1,284,899)	(267,515)
Total assets	5,404,209	91,945	4,935,847	10,432,001
Depreciation	-	2,209	-	2,209
Interest income	21,993	718	40,569	63,280
Interest expense	-	59	154,098	154,157
Investment in equity method investee	-	-	1	1

Nine months ended September 30, 2005
Revenue from continuing operations	$ 3,376,829	$ 160,408	$ -	$ 3,537,237
Operating income (loss)	351,823	(28,237)	(9,074,733)	(8,751,147)
Total assets	9,984,876	128,825	2,706,439	12,820,140
Depreciation	-	1,925	8	1,933
Interest income	60,605	20	-	60,625
Interest expense	-	-	24,414	24,414
Investment in equity method investee	-	-	1	1

984967.3

B. By operating segments

For the three months ended September 30, 2006	Mobile communications	ESL education	Other	Total
Revenue from external customers	$ 1,383,263	$ 35,670	$ -	$ 1,418,933
Intersegment revenue	-	-	-	-
Interest revenue	7,091	39	7,657	14,787
Interest expense	-	-	35,227	35,227
Depreciation	-	449	400	849
Segment operation profit (loss)	276,125	(4,856)	(290,344)	(19,075)
Segment assets	3,549,630	57,952	6,824,419	10,432,001

For the three months ended September 30, 2005
Revenue from external customers	$ 1,190,328	$ 53,100	$ -	$ 1,243,428
Intersegment revenue	-	-	-	-
Interest revenue	5,310	9	18,892	24,211
Interest expense	-	-	24,412	24,412
Depreciation	-	569	196	765
Segment operation profit (loss)	7,221	7,697	(8,810,688)	(8,795,770)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

B. By operating segments

For the nine months ended September 30, 2006	Mobile communications	ESL education	Other	Total
Revenue from external customers	$ 4,275,287	$ 64,960	$ -	$ 4,340,247
Intersegment revenue	-	-	-	-
Interest revenue	19,944	718	42,618	63,280
Interest expense	-	-	154,157	154,157
Depreciation	-	1,333	876	2,209
Segment operation profit (loss)	1,121,594	(39,067)	(1,350,042)	(267,515)
Segment assets	3,549,630	57,952	6,824,419	10,432,001

For the nine months ended September 30, 2005
Revenue from external customers	$ 3,376,829	$ 160,408	$ -	$ 3,537,237
Intersegment revenue	-	-	-	-
Interest revenue	14,280	20	46,325	60,625
Interest expense	-	-	24,414	24,414
Depreciation	-	1,646	287	1,933
Segment operation profit (loss)	268,309	21,288	(9,040,744)	(8,751,147)
Segment assets	2,772,366	111,022	9,936,752	12,820,140

984967.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Forward-Looking Statements

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

Material Changes in Results of Operations For the Three Months Ended September 30, 2006 As Compared to the Three Months Ended September 30, 2005

Revenues. The Company had revenues of $1,418,933 in the third quarter of 2006 compared to $1,243,418 in the third quarter of 2005, an increase of 14.1%. The Company's revenue in the third quarter of 2006, were in the form of net sales of Mobile marketing services (Quicknet) of $1,383,263 and tuition fees (Windsor) of $35,670, as compared with mobile market sales of $1,190,328 and tuition fees of $53,100 in the third quarter of 2005. The Company incurred operating expenses of $1,110,290 in the third quarter of 2006 compared to operating expenses of $9,654,090 in the third quarter of 2005 which included $6,891,470 expense for warrants issued in the Company’s private placement. The Company had an operating loss of $8,716 in the third quarter of 2006, and a net income of $7,750, as a result of interest income, compared to an operating loss of $8,795,770 and a net loss of $8,777,699 in the third quarter of 2005. Net Income/Loss per share: The per share earnings for the third quarter of 2006 was nil, and the per share loss for the third quarter of 2005 was $0.49.

Business Segments

During the quarter, the Company had revenues in two segments:

Mobile marketing services	$1,383,263
Windsor - ESL Education	$35,670

The cost of revenue in each segment was:

Mobile marketing services	$316,959
Windsor- ESL Education	$400

The gross profit from each of the business segments was:

Mobile marketing services	$1,066,304
Windsor- ESL Education	$35,270

984967.3

Material Changes in Results of Operations For the Nine Months Ended September 30, 2006 As Compared to the Nine Months Ended September 30, 2005

The Company had revenues of $4,340,240 for the nine months ended September 30, 2006, as compared to $3,537,237 for the nine months ended September 30, 2005, an increase of 22.7%. The Company's revenue in the nine months ended September 30, 2006, were in the form of net sales of Mobile marketing services (Quicknet) of $4,275,287 and tuition fees (Windsor) of $64,960, as compared with mobile market sales of $3,376,829 and tuition fees of $160,408 for the nine months ended September 30, 2005. The Company incurred operating expenses of $3,676,983 for the nine months ended September 30, 2006, as compared to operating expenses of $11,341,748 for the nine months ended September 30, 2005, which included $6,891,470 expense for warrants issued in the Company's private placement. The Company had an operating loss of $257,156 and a net loss of $192,197 for the nine months ended September 30, 2006, as compared to an operating loss of $8,751,147 and a net loss of $8,828,971 for the Nine Months Ended September 30, 2005. Net Income/Loss per share: The per share loss for the nine months ended September 30, 2006 was ($.01), and the per share loss for the nine months ended September 30, 2005 was ($0.52).

Business Segments

During the nine months ended September 30, 2006, the Company had revenues in two segments:

Mobile marketing services	$4,275,287
Windsor - ESL Education	$64,960

The cost of revenue in each segment was:

Mobile marketing services	$913,128
Windsor - ESL Education	$7,292

The gross profit from each of the business segments was:

Mobile marketing services	$3,362,159
Windsor - ESL Education	$57,668

Material Changes in Financial Condition at September 30, 2006, as Compared to December 31, 2005:

At the end of the third quarter of 2006, Company had assets of $10,432,001 compared to $11,222,363 at year-end 2005. The current assets totaled $4,671,711 at the end of the third quarter of 2006 compared to $6,412,893 at 2005 year-end. Total current liabilities at the end of the third quarter of 2006 were $6,127,656 compared to $6,765,295 at 2005 year-end. At September 30, 2006, the Company had $ 4,617,226 in cash compared to $6,138,609 at year-end 2005.

The Company had cash capital of $ 4,617,226 at the quarter ended September 30, 2006, which will be used to repay the debentures and fund continuing operations. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the quarter ended September 30, 2006, it had $4,671,711 in current assets and current liabilities of $6,127,656, and a working capital deficit of $1,455,945.

The Company’s cash on hand decreased from $6,138,609 at December 31, 2005 to $ 4,617,226 at September 30, 2006. This was primarily a result of a decrease in cash of $950,000 used towards the pending acquisition of Topbiz, a net loss of $192,197, a decrease in deferred revenue of $893,020, offset, in part, by a decrease in prepaid expenses and other current assets of $220,019 and increase in account payable of $280,381.

Need for Additional Financing:

The Company has not repaid $3,350,000 of Senior Convertible Debentures (the "Debentures") which matured on August 15, 2006. It has received extensions on repayment for $300,000 of the Debentures. While it has sufficient cash on hand to repay the Debentures, as described elsewhere herein, it has not received approval from the People's Republic of China to make payment. The Debentures were sold in August 2005 and Management expected that they would be converted into equity to fund the Company's business plan. At such time as the Company is able to repay the Debentures it will need to seek additional funds in order to implement its business plan. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company when it is needed.

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

Based upon the Evaluation, our CEO and CFO determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Commission's rules and forms. Our CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act is accumulated and communicated to the issuer's management including the CEO and CFO, to allow timely decisions regarding required disclosure.

There have been no changes in the Company's internal controls over financial reporting identified in connection with the Evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal controls over our financial reports.

984967.3

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no changes since the filing of our Form 10-KSB for December 31, 2005, in the lawsuit brought by Sino-I Technology Limited against the Company.

As set forth below under Item 3, the Company is in default on repayment of its Senior Convertible Debentures due August 15, 2006 (the “Debentures”). On September 18, 2006, Southridge Partners, L.P. (“Plaintiff”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266). The action is a motion for summary judgment in lieu of complaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had not repaid $3,350,000 of Senior Convertible Debentures due August 15, 2006 (the “Debentures”). The Company stated that it had sufficient cash on hand and had applied to the banking authorities (State Administration of Foreign Exchange (“SAFE”)) in the People's Republic of China to convert its subsidiaries' funds into U.S. dollars and repay the Debentures.

The Company's operating subsidiary in China has advised the Company that its application to SAFE to withdraw the funds from China has been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it comply with the Beijing Rule of Liquidation of companies with foreign investment (the “Rule of Liquidation”). The Company has been advised that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company does not believe it will affect its subsidiaries' business operations as reorganized. The Company has begun the process to submit an application for such liquidation to the Bureau of Ministry of Commerce (“BOMOC”). The liquidation will take between 180 to 270 days. Part of the reason for the delay is the requirement of the liquidator to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the BOMOC for its approval.

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

Dated: November 29, 2006

CHINA MOBILITY SOLUTIONS, INC.	CHINA MOBILITY SOLUTIONS, INC.
/s/ Angela Du	/s/ Ernest Cheung

Name: Angela Du Title: Chief Executive Officer More Title: Principal Accounting Officer	Name: Ernest Cheung Title: Principal Financial Officer More Title

984967.3

China Mobility Solutions, Inc.

Quarterly Report on Form 10-QSB/A
Quarter Ended September 30, 2006

EXHIBIT INDEX

Exhibit
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