Form 10KSB
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2007-05-17
CIK 1082603

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   to

Commission file number 0-26559

CIK No. 0001082603

CHINA MOBILITY SOLUTIONS, INC.
(Name of Small Business Issuer in its Charter)

                 Florida       330-751560
                                       (State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)

#407-1270 Robson Street, Vancouver, B.C.
(Address of Principal Executive Offices)
V6E 3Z6
(Zip Code)

Issuer’s telephone number, including area code: (604) 632-9638

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock $.001 Par Value

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for past 90 days. Yes [_] No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $ 93,041.00.

Aggregate market value of the voting and non-voting stock held by non-affiliates as of May 16, 2007: $ 80,047 at $.04 per share.

Number of outstanding shares of the Registrant's $.001 par value common stock, as of May 16, 2007: 61,650,295.

Transitional Small Business Disclosure Format: Yes [_] No [X]

PART I

 ITEM 1. DESCRIPTION OF BUSINESS

(a)     General Description and Development of Business.

On January 16, 2007, application for liquidation (the “Liquidation”) of the operating subsidiaries of China Mobility Solutions, Inc. (the “Company”) in the Peoples’ Republic of China (“PRC”) was approved by the Haidian District, Beijing Bureau of Commerce. The Liquidation application was made in October, 2006, upon the advice of PRC counsel that the Beijing Rule of Liquidation was the sole means available to the Company to insure the repayment of the $3,350,000 (less any amount that has been converted) principal amount of convertible debentures (“Debentures”) which matured on August 15, 2006.

In October 2006, the Company was notified by the PRC State Administration of Foreign Exchange (“SAFE”) that its application to convert certain cash held by Beijing Quicknet Technology Development Limited (“Quicknet”) and Shiji Yingfu (the “PRC Subsidiaries”) into U.S. dollars and repay the Debentures was denied. As part of the Liquidation, the PRC Subsidiaries were ordered to discontinue operations and set up a liquidation committee. Their accounting responsibilities were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. As reflected in the financial statements included in this Report, the operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2006) and 2005 are reflected as discontinued operations.

Upon the Liquidation of the PRC Subsidiaries and the repayment of outstanding Debentures, the Company does not know whether the PRC subsidiaries will continue to operate as subsidiaries of the Company in new entities, although it is not currently expected they will.

In view of the foregoing, as a result of the Liquidation, the Company’s sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. This business had total revenues of $93,000 for 2006. Accordingly, we intend to seek to expand our business through acquisitions or mergers with other entities. Any decision to make an acquisition or merge will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition/merger would enhance our prospects. We will continue to try to complete the acquisition of Topbiz, as described below. While we have had discussions with various potential acquisitions targets, we presently have no agreements, understandings or arrangements for any other acquisitions or mergers.

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

On June 23, 2004, the Company consummated the acquisition of a 49% interest in Quicknet, a company organized under the laws of the Peoples’ Republic of China, pursuant to a share purchase agreement. The Company issued 6,120,000 shares of its common stock as payment. On September 30, 2005, the Company indirectly, through an affiliate, acquired control of the remaining outstanding shares of common stock of Quicknet, and paid US$2,000,000 on September 30, 2005 and an additional US$2,000,000 on or about December 31, 2005. See the discussion under the heading “Quicknet Acquisition” set forth below.

On August 8, 2006, the Company and President of a subsidiary of the Company consummated the acquisition of a 49% interest in Beijing Topbiz Technology Development Corp., Ltd., a company organized and existing under the laws of the People’s Republic of China (“Topbiz”), pursuant to a share purchase agreement.

Topbiz develops and customizes short messaging system, or SMS, platforms for banks in China. Topbiz generated US$2.67 million in revenue and US$785,000 in net profit in 2005, and had US$ 1.25 million cash-on-hand as of December 31, 2005. All such figures have been audited in accordance with U.S. generally accepted accounting principles.

As of September 30, 2006, $950,000 had been paid by the Company. According to the Topbiz Agreement, the Company should make a payment of US$1,350,000 three months after closing date which is before end of November, 2006. However, since the Company had started the liquidation process by then, it could not make such payment on time. The Company and Topbiz stopped the ownership transferring process. As of December 31, 2006, the Company and Topbiz had not reached an amended agreement on the payment schedule.

CORPORATE OVERVIEW

China Mobility Solutions’ structure showing its subsidiaries during 2006 prior to the Liquidation which commenced in January 2007 was as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

                                       China Mobility Solutions, Inc
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

Through its wholly owned subsidiary, Infornet Investment Ltd. (Hong Kong), the Company formed a joint venture with Xin Hai Technology Development Ltd. for upgrading telecommunication technology and services in China. This evolved into an internet-focused service provider and e-commerce solutions business. However, the Company decided in May 2001 to focus its business in China on domain name registration and web-hosting services and to discontinue Internet access provision services. On June 22, 2001, the Company entered into an agreement to sell its ISP assets (Xin Hai). The price for the sale was $700,000 (USD) payable to the Company in Renminbi at the official exchange rate. As of December 31, 2003, $500,000 had been received for the transaction. A loss provision of $200,000 was made against the balance of the sales price as the Company determined that the purchaser will not be able to pay the remaining balance.

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

Education Business

In 2002, the Company redirected its resources to the education and training field. On January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc. (“ Windsor”), a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students. Total consideration was CAD$ 200,000 (about US$128,000). Windsor is government-certified and received a number of ESL students from the Provincial Government of British Columbia, but all government programs involving Windsor ended March 31, 2005. Windsor Academy has a campus in Richmond, British Columbia. They are equipped with personal computers and standard classroom fixtures. Because of the outbreak of SARS, and its implications for public health and travel to and from China, the Company could not consummate any other major acquisitions in China and in Hong Kong during a one-year period beginning in March 2003 and, therefore decided to maintain the operation of Windsor while looking for other opportunities. The Company intends to maintain these operations following the Liquidation as its only operations until it is able to make any acquisitions.

Office Location

China Mobility Solutions, Inc. currently maintains an office at: #407 - 1270 Robson Street, Vancouver, BC Canada V6E 3Z6 (telephone number is 1-604-632-9638).

Discontinued Quicknet Operations

On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China by signing a Purchase Agreement (the “Quicknet Purchase Agreement”). As described above, the Liquidation of Quicknet began in January 2007 and its operations are reflected as discontinued operations. Management does not believe that the operations of Quicknet will be transferred to a new entity controlled by the Company following the completion of the Liquidation. Quicknet was engaged in the development of software for mobile/wireless communication and for Short Message Services ("SMS"). The Company acquired the 49% equity interest from Quicknet shareholders in exchange for the Company’s issuance of 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share (2,040,000 post-reverse split shares at a market price of $0.27 per share for a total of $550,800). In June 2004, the Company signed a Purchase Agreement (the “Chinaco Purchase Agreement”) with Beijing Shi Ji Rong Chuang Service & Technology Co., Ltd., a local China company (“Chinaco”), which then owned 2% of the equity interest of Quicknet having purchased a 1% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu. Under the Chinaco Purchase Agreement, the Company was granted the right to purchase 100% of the equity of Chinaco for nominal consideration, solely when Chinese law permits such sale. Chinaco is owned by two senior officers of the Company who have Chinese citizenship. Due to current government restrictions on foreign ownership of telecommunication companies in China, the Company was not permitted to acquire the additional 2% of the equity interest of Quicknet that is still held by Chinaco. At present, foreign investors such as the Company can only own up to 49% of telecommunications and related businesses in China. The 2% Chinaco interest will only be transferred to the Company at such time as Chinese law permits increased ownership of telecommunications and related businesses by foreign investors such as the Company. Chinese law does not currently permit such transfer, therefore, Chinaco has granted an unconditional, irrevocable proxy, without time limit, to the Company. Through the above-described proxy, the Company can appoint all directors and officers of Quicknet and therefore directly and indirectly controls 51% of the equity interest of Quicknet through its own equity ownership and its control of Chinaco.

Under the Quicknet Purchase Agreement, the Company had an option to acquire the remaining 49% equity interest in Quicknet through Chinaco from the Quicknet Shareholders within the first year for $4,000,000. The Company also had an option to acquire this remaining 49% equity interest in Quicknet within the second year for $5,000,000. The Quicknet Purchase Agreement provided that the Company could pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash could be negotiated between both parties. The Company exercised its right to purchase the remaining 49% interest in August 2005 (the “Option Exercise”), by having Chinaco purchase a 24.5% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu, for a total of 49% interest for the agreed-upon purchase price of US$4,000,000. The purchase price had been paid in the form of cash. On September 30, 2005, the Company paid US$2,000,000, and paid another US$2,000,000 before December 31, 2005.

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

The Company raised (a) US$1,255,000 through issuing common stock and (b) US$3,350,000 through issuing senior convertible debentures and Class A Warrants and Class B Warrants in 2005 in an offering exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended.  A portion of the proceeds of these offerings were used to complete the Quicknet Purchase Agreement.

Discontinued Internet Services

Up until late 2002, the Company’s business was focused on domain name registration, web hosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the PRC to offer online site registration. In October 1999, ChinaDNS was approved as an Official Agent of Network Solutions, Inc.

Due to the continued loss on operations ($254,035 in 2002) in 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise, an ASP, for about $2,400,000, a sale which was completed in 2004. We are treating the DNS business as discontinued operations at this time, as China Enterprise is in full control of the assets.

CURRENT BUSINESS

Education and Training

The Company is currently offering English as a Second Language (ESL) and related courses through Windsor Education Academy at the Richmond campus.

PRODUCTS, SERVICES, MARKETS AND METHODS OF DISTRIBUTION

Mobile Solutions: Quicknet in China - Discontinued Operations

(1)     Products and Services:

Mobile Marketing

The first mobile solution launched by the Company was mobile marketing. Mobile marketing is the use of the mobile medium as a communications and entertainment channel between a brand and an end-user. Mobile marketing is the only personal channel enabling spontaneous, direct, interactive and/or targeted communications, any time, any place. Mobile marketing can be used in a wide variety of ways:

·	For customer acquisition
·	For customer retention
·	For loyalty building
·	As a sales promotion tool
·	To support product launches
·	To raise brand awareness
·	For internal communications
·	As a redemption / coupon tool
·	For direct marketing
·	As an effective business-to-business communications vehicle
·	As an additional revenue stream
·	To be able to offer time / location specific offers
·	As a channel for delivering ring tones and logos

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

Some of the advantages of our office automation product are:

·	It enables sales representatives to deliver information at point-of-contact in the field, via SMS;
·	The user-company can configure the mobile field sales solution to model their unique sales needs with two-way communications;
·	The solution can integrate critical customer information from back office records or legacy systems, giving the field sales team relevant information to complete an order;
·	It can receive up-to-the-minute input from the field, providing real-time information for decision-making support from the office;
·	Applications can support hundreds of simultaneous users and require no in-house program development.

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

(2)     Method of Distribution and Marketing: Mobile Solutions

The Company used four outlets to approach the market for its mobile business solutions: agents, mobile carriers, in-house sales staff and sales support branches. The Company also used strategic partnership with industry leaders, print media, on-line advertisement, SMS campaigns, events and seminars as marketing tools.

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

EMPLOYEES OF SUBSIDIARIES

At the end of September 31, 2006 (the date upon which Quicknet operations were considered discontinued), Quicknet had approximately 55 employees. About 31% were technical support, 36% were in sales and marketing, 14% were R&D and the rest were administrative personnel. The actual number of employees changed during the year.

At the end of December 31, 2006, Windsor had six employees, consisting of three full and part time teachers and three administrative personnel. The key to success is the ability to attract students. The number of employees will change as the students change. There is no collective bargaining unit at the academy.

DEPENDENCE ON CLIENT BASE

For the mobile solutions business, we signed contracts with a number of clients for varying types of marketing. The Company relied on its agents, mobile carriers, in-house sales staff and supporting sales branches, as well as media and other marketing channels to increase its client base.

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

COMPETITIVE CONDITIONS

Mobile Solutions

The Chinese economy has been among the fastest growing in the world for the past several years. China's economy grew 9.5% in 2004 with growth at the same rate in 2005 and 8% in 2006.  China has one of the largest and fastest-growing telecommunications markets in the world, and the mobile phone sector in particular has become the world's number one, with approximately 446 million subscribers by the end of 2006. Mobile solutions, which use mobile phones as a new media, have created a large market in China. There are two types of markets in this field: the individual market and the corporate market. Competition in the individual market is fiercer than the corporate market since the individual market is very saturated and there are a large number of large and small competitors, thus has become less lucrative. Being early in the corporate market and possessing a database of nearly 500,000 corporate customers from its previous operations, the Company will have more growth potential than if the Company targeted the highly competitive consumer mobile market.

Education Services

In Windsor's business, the supplementary education and training market is very fragmented, there are very few large schools and numerous small ones, established mostly in larger cities worldwide. There are many keys to a school's success, such as: the quality of its curriculum and graduates, teachers and facilities, certifications and diplomas offered, location and accessibility, marketing and advertising, variety of programs offered, etc. The Company is striving to maintain its current level, exploring more opportunities from government projects, seeking cooperates with other schools in mainland China. However, the Company is focusing on its mobile solution business, rather than education services

COMPLIANCE WITH RELATED LAWS AND REGULATIONS

On January 16, 2007, application for liquidation (the “Liquidation”) of the operating subsidiaries of China Mobility Solutions, Inc. (the “Company”) in the Peoples’ Republic of China (“PRC”) was approved by the Haidian District, Beijing Bureau of Commerce. The Liquidation application was made in October 2006, upon the advice of PRC counsel that the Beijing Rule of Liquidation was the sole means available to the Company to insure the repayment of the $3,350,000 (less any amount that has been converted) principal amount of convertible debentures (“Debentures”) which matured on August 15, 2006.

In October 2006, the Company was notified by the PRC State Administration of Foreign Exchange (“SAFE”) that its application to convert certain cash held by Beijing Quicknet Technology Development Limited (“Quicknet”) and Shiji Yingfu (the “PRC Subsidiaries”) into U.S. dollars and repay the Debentures was denied. As part of the Liquidation, the PRC Subsidiaries were ordered to discontinue operations and set up a liquidation committee. Their accounting responsibilities were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. As reflected in the financial statements included in this Report, the operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2005) and 2005 are reflected as discontinued operations.

Upon the Liquidation of the PRC Subsidiaries and the repayment of outstanding Debentures, the Company does not know whether the PRC subsidiaries will continue to operate as subsidiaries of the Company in new entities, although it is not currently expected they will.

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

(c)    Parents and Subsidiaries as of December 31, 2006.

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

The Company is a minority shareholder of THE LINK GROUP, INC. (formerly called World Envirotech, Inc.)

ITEM 2. DESCRIPTION OF PROPERTIES

China Mobility Solutions, Inc. currently maintains a leased office of approximately 600 square feet at: #407- 1270 Robson Street, Vancouver, BC Canada V6E 3Z6 (telephone number is 1-604-632-9638). The term of the lease is one year at a monthly rental of $1605 from a non-affiliated landlord. It also leases an office as its headquarters in Beijing, at Room 601, 6/F, YinHai Building, No.10, ZhongGuanCun Road, HaiDian District, Beijing, China. 100081. The term of the lease in Beijing is for one year and six months ending June 30, 2007, at a monthly rental of approximately $11,000 from a non-affiliated landlord. Windsor Education Academy currently rents approximately 1000 square feet at 2120 and 2125, 8766 McKim Way, Richmond, BC, Canada. The term of the lease is for one year ending September 1, 2007 at a monthly rental of $1,650 from a non-affiliated landlord.

(a) Real Estate: None

(b) Equipment, library, and furniture at December 31, 2006: $11,129.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date of this report, the only legal proceedings to report were that:

On September 18, 2006, Southridge Partners, L.P. (“Plaintiff”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266) for an alleged default on repayment of its Senior Convertible Debentures due August 15, 2006 (the “Debentures”). The motion for summary judgment in lieu of complaint was granted based on the Company’s Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. The Plaintiff is taking steps to execute its default judgment.

On November 25, 2006, Iroquois Management Fund LTD (“Plaintiff”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 6604397/06). The action is a motion for summary judgment in lieu of complaint based on the Company’s Debentures in the amount of $375,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 6% per annum from June 30, 2005 to August 15, 2006, and with interest at 12% per annum from August 15, 2006 to the date of entry of judgment, plus costs and disbursements.

On February 7, 2005, the Company was sued by Sino-I Technology Limited for $88,270 for an alleged breach of warranty and a claim under a guarantee. The Company has retained separate counsel to represent it in the action. Counsel for the Company submitted a Notice of Motion to the plaintiff’s lawyer on March 7, 2005 and is seeking an extension of response date. The Company intends to vigorously defend the suit.

No director, officer or affiliate of China Mobility Solutions, Inc., and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

See Item 1. “General Description and Development of Business” for information concerning the Liquidation of certain PRC Subsidiaries of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol “CHMSE.OB” and was previously traded under the symbol “CHMS.OB.” The following table sets forth high and low bid prices of the common stock for years ended December 31, 2005 and December 31, 2006 as quoted by the NASD over-the-counter-bulletin board as follows:

	Bid (U.S. $)
	HIGH	LOW
2006
First Quarter	0.35	0.25
Second Quarter	0.36	0.20
Third Quarter	0.22	0.11
Fourth Quarter	0.29	0.08

2005
First Quarter	0.45	0.38
Second Quarter	0.44	0.38
Third Quarter	0.69	0.36
Fourth Quarter	0.59	0.33

 Quotations, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

Because of the rules and regulations governing the trading of small issuers’ securities, the Company's securities are presently classified as "Penny Stock", a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ, at which time market makers may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of an "established public trading market." The public trading market is presently limited as to the number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

Holders

(b) As of May 16, 2007, China Mobility Solutions, Inc. had approximately 185 shareholders of record of its common stock. Management believes that approximately 5000 shareholders held the Company’s common stock in street name.

Dividends

(c) No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006:

Equity Compensation Plan Information Table

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,500,000	none	410,000
Equity compensation plans not approved by security holders	660,000 4,000,000	US$0.30 none	0 4,000,000
Total	8,160,000	US$0.30	4,410,000

Material aspects of the 2006 Non-Qualified Stock Option Plan is disclosed herein under Item 10 - “Executive Compensation” section.

Recent Sales of Unregistered Securities and Use of Proceeds.

None

The Company has not received any proceeds as a result of the registration statement that went effective on August 7, 2006, which registered shares issuable upon conversion of Debentures and exercise of the Class A and Class B Warrants, as well as placement agent warrants and warrants received as compensation for services provided.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As more fully described in Item 1 - General Description and Development of Business, in January 2007, the Beijing Bureau of Commerce approved the Liquidation of the Company’s operating subsidiaries in China. In connection with the Liquidation, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 at December 31, 2006 and has reflected operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2006) and 2005 as discontinued operations.

Since the Company was unable to provide evidence and its auditors were unable to apply other auditing procedures to satisfy themselves as to the carrying value of the net assets of the PRC Subsidiaries at December 31, 2006 and the results of their operations for the three months ended December 31, 2006, as described in the preceding paragraph, the scope of the auditor’s work was not sufficient to enable him to express, and he did not express, an opinion on the Company’s financial statements included in this Report.

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

Potential risks and uncertainties include, among other things, such factors as:

·	the Liquidation of our PRC Subsidiaries as set forth in Item 1,

·	our business strategies and future plans of operations,

·	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

·	the market acceptance and amount of sales of our products and services,

·	our historical losses,

·	the competitive environment within the industries in which we compete,

?/FONT>
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

 WORKING CAPITAL NEEDS

On the Mobile Solution Services side, during 2006 our working capital needs arose primarily from: the need for capital to expand existing capacity of Quicknet services, to open more offices in other major cities, to launch new value-added services, to acquire other companies that will complement the services offered by us.

On the education services side, the Company will use the working capital to explore the local market, launch new courses, set up new market campaign, sign up with more agents, both domestic and international agents and provide some marketing materials and financial support to those agents.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital of $288,149 at year-end 2006. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $322,111 in current assets and current liabilities of $3,875,049, consisting primarily of $3,325,000 of Debentures which matured on August 15, 2006 and were in default. At December 31, 2005, the Company had current liabilities of $6,765,295, consisting of the $3,350,000 principal amount of Debentures which were to mature on August 15, 2006, and $3,053,282 deferred revenues received prior to the services being performed.

The cash capital at the end of the period of $288,149 will be used to fund continuing operations. The Company had a decrease in cash of $5,850,460 for fiscal 2006, resulting from a decrease of $833,626 of cash used for operating activities primarily as a result of a net loss of $7,879,445. This was offset, in part, by a $6,566,822 loss on the Liquidation of the PRC Subsidiaries and an impairment of $950,000 of the Company’s deposit paid towards the acquisition of Beijing Topbiz which has not been completed as a result of the Liquidation. The Company received $155,245 from operating activities in 2005 as a result of a loss of $9,163,453 offset, in part, by the fair value of $6,891,486 of warrants issued together with the Debentures and the intrinsic value $1,052,863 of the conversion feature of the Debentures.

The Company used ($4,988,472) for investing activities in 2006 primarily as a result of the PRC subsidiaries placed in Liquidation and the impairment of Topbiz deposit ($950,000). In 2005 the Company used $4,000,000 for the purchase of the remaining interest of Quicknet.

The Company had $25,000 of net cash provided by financing activities in 2006 as compared with $3,350,000 from the Debentures in 2006 and $1,255,000 for the issuance of Common Stock.

On August 15, 2006, $3.35 million principal amount of Debentures matured.  The Company offered to lower the conversion price of the Debentures to $.05 per share conditioned upon at least 50% in principal amount of Debentures agreeing to convert all of their Debentures in accordance with the terms and conditions of a Conversion/Settlement Agreement dated as of February 2, 2007. This transaction was completed in February 2007 and approximately 58 % of the Debenture have been converted at $.05 per share. The Debenture holder who executed the Agreement released the Company from all claims.

The Company has revenues from its mobile marketing services and other mobile solutions through Beijing QuickNet and tuition fees from Windsor Education Academy ("Windsor"). However, capital from additional private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations. As of December 31, 2006, 134 new Series “A” warrants issued in the August 2005 Offering were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date, but no later than February 15, 2008. 134 new Series “B” warrants were outstanding issued in the August 2005 offering which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

On August 8, 2006, and as referenced in Item 1(a) above, the Company and President of a subsidiary of the Company consummated the acquisition of a 49% interest in Topbiz, pursuant to the Share Purchase Agreement referenced in Exhibit 10.8 hereto. As of September 30, 2006, $950,000 had been paid by the Company. According to the Share Purchase Agreement, the Company should make a payment of US$1,350,000 three months after closing date which is before end of November, 2006. However, since the Company had started the liquidation process by then, it could not make such payment on time. The Company and Topbiz stopped the ownership transferring process. As of December 31, 2006, the Company and Topbiz had not reached an amended agreement on the payment schedule. Furthermore, the Company has not issued any stock under Regulation S under the Securities Act in connection with this transaction.

Liquidation of Quicknet Subsidiary to Repay Debentures in Default

On August 15, 2006, the Company’s Debentures in the principal amount of $3,350,000 matured. While the Company had sufficient cash on hand to repay the Debentures in their entirety with accrued interest, the Company's operating subsidiary in China, Quicknet was denied the ability to withdraw funds from China, as described below. The Company received letters from the attorneys for two holders of an aggregate $875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. One of such debenture holders obtained a default judgment against the Company for $500,000 principal amount of Debenture plus interest and expenses. The Company had paid all interest on the Debentures accrued through August 15, 2006. Interest accrued on the Debentures though maturity, at the rate of not less than 6% per annum equal to the sum of 2% per annum plus the one month LIBOR rate. From the maturity date of August 15, 2006, interest on outstanding principal amount of Debentures and unpaid accrued interest accrues at the rate of 12% per annum.

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had applied to the banking authorities (State Administration of Foreign Exchange (“SAFE”)) in China to convert its subsidiaries' funds into U.S. dollars and repay the Debentures. The Company's operating subsidiary in China has advised the Company that its application to SAFE to withdraw the funds from China had been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it comply with the Beijing Rule of Liquidation of companies with foreign investment (the “Rule of Liquidation”). The Company has been advised by PRC Counsel that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company began the process to submit an application for such liquidation to the Bureau of Ministry of Commerce (“BOMOC”). On January 16, 2007, the Beijing Bureau of Commerce approved the Liquidation. As part of the Liquidation, the PRC Subsidiaries were ordered to discontinue operations and set up a liquidation committee. Their accounting responsibilities were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. As reflected in the financial statements included in this Report, the operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2006) and 2005 are reflected as discontinued operations.

Upon the Liquidation of the PRC Subsidiaries and the repayment of outstanding Debentures, the Company does not know whether the PRC subsidiaries will continue to operate as subsidiaries of the Company in new entities, although it is not currently expected they will.

In view of the foregoing, as a result of the Liquidation, the Company’s sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. This business had total revenues of $93,000 for 2006. Accordingly, we intend to seek to expand our business through acquisitions or mergers with other entities. Any decision to make an acquisition or merge will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition/merger would enhance our prospects. We will continue to try to complete the acquisition of Topbiz, as described below. While we have had discussions with various potential acquisitions targets, we presently have no agreements, understandings or arrangements for any other acquisitions or mergers. As part of the Liquidation, it is necessary to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the BOMOC for its approval.

At such time as the Company is able to convert the Debentures and/or repay the remainder though the Liquidation process it will need to seek additional funds in order to implement its business plan. No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company when it is needed.

Changes in Financial Condition:

At December 31, 2006, the Company's assets were $511,150, compared to $11,222,363 at December 31, 2005. The current assets totaled $322,111 at 2006 year-end, compared to $6,412,893 at 2005 year-end. Net cash provided by continuing operations was ($833,626) at December 31, 2006, compared to $757,987 at year-end 2005. The Company had $288,149 in cash by the year-end compared to $6,138,609 a year ago. Total liabilities at year-end 2006 were $3,875,049 compared to $6,765,295 at 2005 year-end.

These changes are largely due to the liquidation process of the Company’s subsidiaries in China as discussed under “Liquidity and Capital Resources” section.

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

If future revenue declines or operations are unprofitable, the Company will be forced to develop another line of business, or to finance its operations through the sale of its assets, or enter into the sale of stock for additional capital, none of which may be feasible when needed. The Company has neither specific management ability, nor financial resources or plans to enter any other business as of this date.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

Revenues. The Company has revenues of $93,041 from tuition fees in 2006, compared to $199,280 in 2005 from its subsidiary: Windsor. The gross profit in 2006 was $85,714 compared to $144,696 in 2005.

Operating Expenses. The Company incurred operating expenses of $1,048,846 in 2006, compared to operating expenses of $1,549,730 in 2005.

Loss from Continuing Operations. Loss from continuing operations for 2006 was ($2,462,777) compared to the 2005 operating loss of ($9,456,713). This was caused largely by the inclusion of the “Fair Value of Warrants Issued” in the Company’s 2005 Debenture offering.

Net Loss. Net Loss to Common Stockholders in 2006 was ($7,879,445) in contrast to a Net Loss of ($9,163,453) in 2005. This was caused largely by the inclusion of the “Fair Value of Warrants Issued” in 2005.

Loss per Share. Loss per share was ($0.39) in 2006 compared to loss per share of ($0.52) in 2005. This was caused largely by the inclusion of the “Fair Value of Warrants Issued” in 2005, which accounts for $6,891,486. Operating loss from continuing operations in 2006 were ($0.12) per share compared to a loss of ($0.54) per share in 2005.

Future Trends:

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

Off-Balance Sheet Arrangements

None.

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

Risks Relating to Our Operations

We are currently without significant operations.

As described under “Liquidity and Capital Resources” section, the Company's application to the banking authorities in China was approved to repay the Debentures though the Liquidation of its Quicknet operating subsidiary. Upon the completion of the Liquidation of the PRC Subsidiaries and the repayment of outstanding Debentures, the Company does not know whether the PRC subsidiaries will continue to operate as subsidiaries of the Company in new entities, although it is not currently expected they will. In view of the foregoing, as a result of the Liquidation, the Company’s sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. This business had total revenues of $93,000 for 2006. Such an occurrence would leave the Company without its principal operating subsidiary which would substantially impair our viability.

Need for additional financing.

We need additional funds to fully implement our business plan, in addition to the proceeds obtained from the August 2005 Offering. Management can give no assurance the funds so obtained will be sufficient to fully implement the business plan, or that a full implementation of such business plan will result in the Company’s profitability. If additional funds are raised though the issuance of equity or debt securities, such additional securities may have powers, designations, preferences or rights senior to our currently outstanding securities and, in the case of additional equity securities, the ownership of our existing shareholders will be diluted. No assurances can be given that we will be able to raise any additional financing. Any inability to obtain required financing on sufficiently favorable terms could have a material adverse effect on our business, results of operations and financial condition.

      We had prior operating losses and are implementing a new business plan.

The Company had operating losses in 2004, 2005 and 2006 and used the proceeds of the Debenture Offering to implement the Company’s Business Plan. As a result of the Liquidation, we are seeking funding to complete the pending Topbiz Acquisition or enter into negotiations to acquire another operating company. Therefore, we might spend substantial resources on an acquisition without generating any profit.

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

We initiated our current business strategy in 2003. As a result of our limited operating history, the ongoing Liquidation and our reporting responsibilities as a public company, we may need to expand operational, financial and administrative systems and control procedures to enable us to further train and manage our employees and coordinate the efforts of our accounting, finance, marketing, and operations departments.

We lack business diversification.

As a result of the Liquidation and the limited nature of our education and training business, the Company’s prospects for success are dependent upon any future acquisitions. We expect to finance our future operations through the sale of assets or the sale of equity or debt securities in order to raise additional capital, none of which may be feasible when needed. Unless we are able to raise substantial amounts of additional capital, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. In view of our default in repayment of the Debentures and the Liquidation of our principal operating subsidiary, we may be unable to get additional funds when needed.

Lack of resources to expand Canadian operations.

The Company purchased its Canadian subsidiary in 1997 and has had limited growth, to date. Without additional financing, we would be unable to continue the business goal of maintaining and expanding our business in Canada. The Company could not renew its contract because the Canadian government has tightened its budget on English training for new immigrants. This led to reduced government funding for Windsor Education Academy and this will have negative effects on the revenue of Windsor Education Academy. There is no assurance that Windsor Education Academy will receive government funding in the coming years. The Company will continue to look for further companies in the Canadian market area with the goal of introducing foreign accredited programs into the China market.

Risks Related to Conducting Business in China

In the event we continue to do business in China, through the proposed acquisition of Topbiz, the continued operations of Quicknet, or otherwise, we will be subject to the following risks:

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

While we anticipate that the basic principles underlying the reforms should remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:

·	the promulgation of new laws and regulations and the interpretation of those laws and regulations;

·	inconsistent enforcement and application of the telecommunications industry’s rules and regulations by the Chinese government between foreign and domestic companies;

·	the restructuring of telecommunications carriers in China;

·	the introduction of measures to control inflation or stimulate growth;

·	the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

·	changes in the rate or method of taxation;

?/FONT>	the imposition of additional restrictions on currency conversion and remittances abroad; or

·	any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

For example, on November 1, 2004, as a continuation of the restructuring of telecom carriers relating to the initial public offering of China Netcom in 2004, SASAC decided to swap the senior executives of China Mobile, China Unicom, China Telecom and China Netcom in an effort to ease competition among carriers. We are not certain whether there may be additional government interference, including government imposed mergers or spin-offs of the existing carriers.

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

MII and/or other related authorizations might perform spot checks to track and supervise the quality and content of our services. Any determination that our services fail to comply with applicable rules and regulations could result in a revocation of our license, which would have a material adverse effect on our business.

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

We conduct our business in China primarily through our subsidiary incorporated in China. Our subsidiary is generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business will be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales are made in China and denominated in Renminbi, and as the Renminbi is no longer fixed against the US Dollar and the Renminbi-US Dollar exchange rate could float, resulting in depreciation or appreciation relative to the U.S. dollar, any such currency rate fluctuations could adversely affect our sales and subject as to volatility in our financial reporting.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Because substantially all of our revenues are denominated in RMB, the Chinese currency, any restrictions on currency exchange may limit our ability to use revenues generated in RMB to fund any business activities we may have outside China or to make dividend payments in U.S. dollars. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended. Under these rules, RMB are freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loan or investment in securities outside China unless the prior approval of the State Administration of Foreign Exchange is obtained. Although China's government regulations now allow greater convertibility of RMB for current account transactions, significant restrictions still remain. For example, foreign exchange transactions, including principal payments in respect of foreign currency-denominated obligations, remain subject to significant foreign exchange controls and the approval of the State Administration of Foreign Exchange. These limitations could affect our ability to obtain foreign exchange for capital expenditures. We cannot be certain that China's regulatory authorities will not impose more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.

Our business benefits from certain tax incentives, and changes to these tax incentives could adversely affect our operating results.

The Chinese government has provided various tax incentives to domestic high technology companies, including our Chinese subsidiaries, in order to encourage the development of technology companies. There have been various tax reform proposals in China, and if any of these incentives are reduced or eliminated by government authorities in the future, the effective tax rates of our subsidiaries in China and our effective tax rates on a consolidated basis could increase significantly. Any such change could adversely affect our operating results.

Recent Chinese regulations relating to acquisitions of Chinese companies by foreign entities may limit our ability to acquire such companies and adversely affect our business and prospects.

China's State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 concerning foreign exchange regulations on mergers and acquisitions in China. The public notice states that if an offshore company controlled by Chinese residents intends to acquire a Chinese company, such acquisition will be subject to strict examination by the relevant foreign exchange authorities. The public notice also states that the approval of the relevant foreign exchange authorities is required for any sale or transfer by the Chinese residents of a Chinese company's assets or equity interests to foreign entities, such as us, for equity interests or assets of the foreign entities.

In April 2005, SAFE issued another public notice further explaining the January notice. In accordance with the April notice, if an acquisition of a Chinese company by an offshore company controlled by Chinese residents has been confirmed by a Foreign Investment Enterprise Certificate prior to the promulgation of the January notice, the Chinese residents must each submit a registration form to the local SAFE branch with respect to their respective ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transaction or use of assets in China to guarantee offshore obligations. The April notice also provides that failure to comply with the registration procedures set forth therein may result in a restriction on the Chinese company's ability to distribute profits to its offshore parent company. Pending the promulgation of detailed implementation rules, the relevant government authorities are reluctant to commence processing any registration or application for approval required under the SAFE notices. We have requested our relevant shareholders to complete the SAFE registration procedures as soon as practicable.

As it is uncertain how the SAFE notices will be interpreted or implemented, we cannot predict how they will affect our business operations or future strategy. For example, we may be subject to more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our results of operation and financial condition. In addition, if we decide to acquire a Chinese company, we cannot assure you that we or the owners of such company, as the case may be, will be able to complete the necessary approval, filings and registrations for the acquisition. This may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects.

Securities Risks

Authorized share capital as an anti-takeover device.

At the Company’s last shareholders meeting, Management obtained approval to increase the number of authorized shares of Common Stock from 50 million to 500 million shares. The reason for that change was that Management did not believe it had sufficient shares for future growth, including potential acquisitions. However, the Board of Directors will still have the authority to issue such authorized but previously unissued shares without further shareholder approval. This may have the effect of delaying or preventing a change of control without further action by shareholders. As the increase in the Company’s authorized capital will enable the Company to issue a significant number of additional shares of Common Stock, the interests of the public shareholders are subject to a significant level of dilution in the future. As a result, the reduction in the debenture Conversion Price to $0.05 per share, and the issuance of a substantial number of shares upon conversion by such debenture holders the number of shares of Common Stock increased from approximately 20 million at December 31, 2006 to 61 million as of May 16, 2007, resulting in significant dilution to existing common shareholders.

Restrictions on transferability will prevent investors in the Offering from selling securities.

The Offering of the Units was made pursuant to Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act, solely to Accredited Investors and Qualified Institutional Buyers. The initial Registration Statement on Form SB-2 was declared effective on August 7, 2006. However, we may be prohibited by SEC rules from registering all of the additional Shares of Common Stock issuable as a result of the Conversion/Settlement Agreements on the registration statement filed with the SEC on February 12, 2007. Such registration statement, which may only cover portions of those additional shares of Common Stock issuable as a result of the Conversion/Settlement Agreements, as well as any other registration statements in the future registering those remaining portions of additional shares of Common Stock issuable as a result of the same, have not yet been declared effective. No registration statement will be declared effective by the SEC as long as the Company’s auditors disclaim an opinion on the Company’s financial statements as currently exists in this report. Until such time as all of the shares can be registered, such underlying securities cannot be sold, transferred, pledged, assigned, hypothecated or otherwise disposed of without registration under the Securities Act and such state laws, unless in the opinion of counsel satisfactory to the Company, any such sale, transfer, assignment, pledge or hypothecation will not violate the registration requirements under the Securities Act or state securities laws. As a result, an investor must bear the economic risk of an investment in the Company for an indefinite period of time.

The holders of Debentures and Warrants may have rescission rights.

The Company entered into the Settlement Agreement on May 4, 2006. The Settlement Agreement provided for an increase in the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants. Thus, there are now more shares issuable than were contemplated during the original offer. The Company believed that the offer (there was no issuance) of such additional shares was exempt from registration under the Securities Act and under applicable state securities laws pursuant to

Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer was made some 9 or 10 months after the original sale to the same investors. The Company did not offer securities to any new investors, nor was it receiving proceeds from the issuance of additional shares. The offer was not made voluntarily, but solely in response to threatened litigation. In addition, after the initial filing of the initial Registration Statement, and on or about November 3, 2005, the Company issued warrants to purchase 200,000 shares of Common Stock to Crystal Research Associates LLC for services rendered. The Company believed that the issuance of the Warrants was exempt from registration under Section 4(2) of the Securities Act and was not offering the underlying Common Stock to any new investors.

All of the above described additional shares of Common Stock issuable by the Company have been removed from the initial Registration Statement. Notwithstanding the foregoing, questions have been raised by the SEC as to the availability of the claimed exemptions. In the event the Company is found to have offered such shares in transactions for which exemption from registration was not available, such shares may have been offered in violation of the registration provisions of Section 5 of the Securities Act. The owner of the securities found to be offered in violation of the Securities Act shall be tendered and the purchase shall be rescinded, with the purchaser entitled to recover the consideration he paid for the securities, plus interest from the date of the payment of consideration to the date of the judgment, plus costs and reasonable attorneys fees. The purchaser must return those securities and any income received on the securities while he had them. In the event such purchaser already sold the securities that are the subject of the violation, his remedy changes to a suit for damages, which are calculated depending on the state of purchasers residence, as (consideration paid plus interest, plus costs, plus attorneys’ fees minus income received on the securities) minus (the value of the securities when sold plus interest thereon). Remedies vary depending on the state of the investors’ residence. Securities regulators could also impose fines and sanctions on the Company, making it difficult for the Company to conduct future offerings. Officers and directors could, likewise, be subject to fines and sanctions, including being held liable for any rescission offer, if such person knew or reasonably should have known of the facts that gave rise to the liability. It is also possible that a company could be subject to liability under the federal laws and the laws of each state in which securities were sold. If any of the aforementioned occurred, it would likely have a material adverse impact on the Company’s business or operations.  We have not yet requested our independent auditor to provide for loss contingencies associated with possible securities law violations.

Subsequently, the Company entered into the Conversion/Settlement Agreement on February 12, 2007, further increasing the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants, however the SEC has not raised any questions with respect to rescission rights of shares relating thereto to be registered in the registration statement filed with the SEC on February 12, 2007.

Since the Company entered into the Settlement Agreement and the Conversion/Settlement Agreement, it has not been threatened by any of its investors or shareholders with respect to rescission rights, however, notwithstanding the fact that shares of common stock have been removed from the initial Registration Statement which was declared effective by the SEC on August 7, 2006, the SEC is not foreclosed from taking any enforcement action with respect to the filing and the Company may not assert the declaration of effectiveness as a defense in any proceeding initiated by the SEC.

The conversion of debentures and exercise of the warrants from the August 2005 Offering may have a dilutive effect on the price of our Common Stock.

The purchasers in the August 2005 Offering have the right to convert their Debentures into an aggregate of approximately 67 million shares of Common Stock (which does not include Common Stock issuable in repayment of interest and liquidated damages) if all Debenture holders convert pursuant to the Conversion/Settlement Agreements, dated February 2007 and exercise their Warrants for an aggregate of approximately 22,333,332 shares of Common Stock. The conversion or exercise of these securities will cause dilution to our shareholders and the sale of the underlying Common Stock (or even the potential of such exercise or sale) may have a depressive effect on the market price of our securities. Further, to the extent that outstanding stock options and warrants are exercised, dilution to our shareholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favourable to us than the exercise terms provided by the outstanding options and warrants.

If we do not keep a registration statement current, your ability to sell the Debenture Shares and Warrant Shares will be limited.

We must keep a registration statement effective with the SEC in order for stockholders to receive registered stock upon the conversion of Debentures and the exercise of Warrants, as well as to freely sell the shares of common stock underlying the Debentures and Warrants. No registration statement will be declared effective by the SEC as long as the Company’s auditors disclaim an opinion on the Company’s financial statements as currently exists in this report. We may not be able to maintain a registration statement in effect throughout the period during which the Debentures remain convertible and the Warrants remain exercisable. Provided a registration statement is kept effective, following any sale made by stockholders of their shares underlying the Debentures and Warrants, prospective purchasers shall receive registered common stock. Maintaining an effective registration statement requires substantial continuing expenses for legal and accounting fees and we cannot guarantee our ability to keep the registration statement effective.

Difficulty of trading and obtaining quotations for Common Stock.

Our Common Stock is currently quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CHMSE.OB” and was previously traded under the symbol “CHMS.OB.” However, unless our auditors are able to express an opinion on all financial statements, we do not expect to be able to continue to list on the OTCBB. Our Common Stock is not actively traded, and the bid and asked prices for our Common Stock have fluctuated significantly. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on our ability to raise additional capital.

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

Risk Factors Affecting the Company's Business Operations.

The Company could be subject to fines, and possible exclusion from participation in providing mobile solutions to corporations in China if it continues operations in the PRC and fails to comply with the laws and regulations applicable to its business or if those laws and regulations change.

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

If we lost the services of Xiao-qing Du, the Company’s CEO, or Ernest Cheung, the Company’s Secretary, we might not be able to execute our current business in accordance with our current plans.

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

The Company may be exposed to future litigation by third parties based on claims that its technology, product or activity infringes on the intellectual property rights of others or that the Company has misappropriated the trade secrets of others. This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general and the breadth and scope of trade secret protection involves complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against the Company, whether or not valid, could result in substantial costs, could place a significant strain on the Company’s financial and managerial resources, and could harm the Company’s reputation. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

·	Cease selling, incorporating or using any of the Company’s technology and/or product that incorporates the challenged intellectual property, which could adversely affect the Company’s revenue;

·	Obtain a license from the holder of the infringed intellectual property right, which may be costly or may not be available on reasonable terms, if at all; or

·	Redesign the Company’s product, which would be costly and time consuming.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included in this report following Item 14. Please see pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified Public Accountants, as our principal independent accountant with the approval of our company's board of directors. Moen and Company LLP (“Moen”) resigned on July 21, 2006 as our independent registered public accounting firm. Moen advised us they ceased doing business on July 21, 2006. Moen was the Company's independent auditor and examined the financial statements of the Company for the fiscal years ended December 31, 2004 and 2005.

The reports of Moen on the consolidated financial statements of the Company as of and for the years ended December 31, 2004 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2004 and 2005 through the date of resignation there were no disagreements with Moen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moen, would have caused Moen to make reference to the subject matter of the disagreement in its reports on the Company's consolidated financial statements for such periods.

During China Mobility's most recent fiscal year ended December 31, 2005 and the subsequent interim period from January 1, 2006 - August 21, 2006, China Mobility did not consult with Michael T. Studer, C.P.A., P.C. with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on China Mobility's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has requested that Moen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter is referenced herein as Exhibit 16.1

ITEM 8A. CONTROLS AND PROCEDURES

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

Name	Age	Title	Term
Xiao-qing Du	37	President and Director	Annual
Ernest Cheung	57	Director and Secretary	Annual
Bryan Ellis	37	Director	Annual
John Gaetz	57	Director	Annual

The following table sets forth the portion of their time the directors devote to the Company:

Ernest Cheung	20%
Angela Du	100%
Bryan Ellis John Gaetz	10% 20%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the discretion of the Board of Directors.

(b)     Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by Company directors and executive officers: Xiao-qing Du and Ernest Cheung. Day-to-day management is delegated to Xiao-qing Du, partly in China and partly in Canada, and Xin Wei in China. Wei is an employee of the wholly owned subsidiary, Infornet Investment Corp. Xin Wei occupies the position of President of the Chinese subsidiary for strategy, planning and business development.

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

Xiao-Qing Du, President and Director, age 37.

Ms. Du has been President and Director of our Company since 2003. She received a Bachelor of Science in International Finance in 1992 from East China Normal University. She received a Master of Science in Finance and Management Science in 1996 from the University of Saskatchewan, Canada. She was Business Manager of China Machinery & Equipment I/E Corp. (CMEC) from 1992 to 1994. Since 1997, she has been President of Infornet Investment Corp., the Company's wholly owned subsidiary in Canada. She was President of China Mobility from 1997 to 1999. She ran the operations in China of the domain name service and web-hosting business.

Ernest Cheung, Secretary and Director, age 57.

Mr Cheung has been Secretary of the Company since May 1998. He received a B.A. in Math in 1973 from University of Waterloo, Ontario. He received an MBA in Finance and Marketing from Queen's University, Ontario in 1975. From 1991 to 1993 he was Vice President of Midland Walwyn Capital, Inc. of Toronto, Canada, now known as Merrill Lynch Canada. From 1992 until 1995 he served as Vice President and Director of Tele Pacific International Communications Corp. He has also served as President for Richco Investors, Inc. since 1995. He has been a director of the Company since 1996. He is currently a Director of Agro International Holdings, Inc., since 1997, Spur Ventures, Inc., since 1997, Richco Investors, Inc., since 1995 and Drucker Industries, Inc., since 1997. In 2000, he became President and a Director of China NetTV Holdings, Inc. In 2002, he became a Director of The Link Group, Inc. (formerly World Envirotech, Inc.).

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

Bryan Ellis, Director, age 37.

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

John Gaetz, Director, age 57.

Mr. Gaetz currently is founder and president of Presidents Corporate Group; a company structured to provide governance, administration and management services for public companies. Previous positions included a two-year term as founder and president of West Coast Stock Transfer Inc, a six-year term as Vice President and CFO of UltraGuard Water Systems Inc; a public company engaged in development and marketing ultraviolet based disinfection products and twenty five years spent in various financial and senior management positions with the Harnischfeger Corporation, a major mining, construction and defense equipment manufacturer.

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

Audit Committee. On August 31, 1999, the Board of Directors established an Audit Committee, which currently consists of three directors, XiaoQing Du, Ernest Cheung and John Gaetz. The Audit Committee is charged with recommending the engagement of independent accountants to audit Company financial statements, discussing the scope and results of the audit with the independent accountants, reviewing the functions of Company management and independent accountants pertaining to its financial statements and performing other related duties and functions as are deemed appropriate by the Audit Committee and the Board of Directors.

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

Code of Ethics. On March 30, 2006, our Board of Directors adopted a Code of Ethics which applies to all officers, directors and employees. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request to the secretary of China Mobility Solutions (#407-1270 Robson Street, Vancouver, B.C. Canada V6E 3Z6). A copy of the Code of Ethics was previously filed as an exhibit to the Form 10-KSB filed on April 18, 2006. The Company intends to disclose any waivers or amendments to the Code of Ethics in a Report on Form 8-K rather than from its Website.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows information concerning all compensation paid for services to the Company in all capacities during the year ended December 31, 2006, as to the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who served in such capacity at the end of the last fiscal year (the "Named Executive Officers") whose total annual salary and bonus exceeded $100,000:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards					Stock Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Under- lying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Xiao-qing Du,	None	None

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Xiao-qing Du, President and CEO	12/31/06	$30,000	0	0	0	0	0	0	0

Director Compensation

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Xiao-qing Du	0	0	0	0	0	0	0
Ernest Cheung	0	0	0	0	0	0	0
Bryan Ellis	0	0	0	0	0	0	0

Directors who are also officers of China Mobility Solutions, Inc. receive no cash compensation for services as a director. However, the directors will be reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board and committee meetings. The Company has granted options to directors under its Stock Incentive Plan adopted subsequent to December 31, 2006.

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

(f) 6,667 options to Yonderiche International Consultants Ltd. in consideration of services rendered in matters regarding Chinese government policies and regulations.

As of December 31, 2006, there were 1,758,333 Series “A” and Series “B” warrants outstanding. Series “A” has an exercise price of $0.38, Series “B” has an exercise price of $0.45.

SUMMARY DESCRIPTION OF EMPLOYEE BENEFIT PLANS

2007 Incentive Plan

The Company has adopted the 2007 Incentive Plan (the “2007 Plan”) on February 19, 2007 and filed a Registration Statement on Form S-8 with the Commission on March 5, 2007, to register shares awarded and shares underlying options granted under the 2007 Plan. The Compensation Committee of the Board of Directors issues common stock and awards options to employees, directors, officers, consultants, advisors and other persons associated with our Company. The 2007 Plan is intended to provide a method whereby our Company would be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our Company and all of its shareholders. A total of 8,000,000 shares of common stock and shares of common stock underlying options were authorized under the 2007 Plan. The stock options granted under the 2007 Plan shall be non-qualified stock options (“NQSO’s”).  No Stock Option granted to any employee or 10% Shareholder shall be exercisable after the expiration of ten years from the date such NQSO is granted. The Committee, in its discretion, may provide that an Option shall be exercisable during such ten year period or during any lesser period of time. Both incentive stock options and non-qualified stock options must be granted at an exercise price of not less than the fair market value of shares of Common Stock at the time the option is granted and incentive stock options granted to 10% or greater stockholders must be granted at an exercise price of not less than 110% of the fair market value of the shares on the date of grant. To date, no shares have been awarded.

2006 Non-Qualified Stock Option Plan

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

Section 16(a) Beneficial Ownership Reporting Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and stockholders of greater than ten percent are required by regulation to furnish to the Company copies of all Section 16 forms they file. Based solely on the Company’s review of the copies of such forms received by it and written representations from the Company’s reporting persons, the Company believes that all of the Company’s reporting persons have filed their respective Section 16(a) forms for the year ended December 31, 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups owning in excess of five percent of our Common Stock are required to file certain reports with the SEC disclosing such ownership pursuant to the Exchange Act. Based upon such reports, as of April 10, 2007 management knows of no persons other than those identified below who were beneficial owners of more than five percent of the outstanding shares of Common Stock.

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding stock by each director, the Chief Executive Officer of the Company, the other named executive officers, all executive officers and directors as a group and beneficial owners of more than five percent of the 61,650,295 shares outstanding at May 17, 2007:

Name of Beneficial Owner	Title of Class	Total Number of Securities Owned Beneficially	Percent of Class (1)
Xiao-qing Du (1)	Common Stock	0	*
Ernest Cheung(1)	Common Stock	308,334 (2)	1.5%
John Gaetz(1)	Common Stock	0	*
Bryan Ellis(1)	Common Stock	0	*
Total number of shares owned by directors and executive officers as a group (4 persons)	Common Stock	308,334	1.5%
* Less than 1% of the issued and outstanding shares.

(1)	Except as otherwise noted each person’s business address is c/o the Company, Ste. 407-1270 Robson Street, Vancouver BC V6E 3Z6.

(2)   Ernest Cheung has options to purchase 165,000 shares at $0.30 per share, all of which are currently exercisable. Ernest Cheung is President of Development Fund II of Nova Scotia,
        Inc. which owns 63,333 common shares included in the above table.

Termination of Employment and Change of Control Arrangements:

None.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Wages and benefits - The Company paid $58,886 as wages and benefits to Xiao-qing Du, the President, Chief Executive Officer, and a director of the Company during the year ended December 31, 2006.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit	Location
3.1	Certificate of Incorporation, as amended.	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed August 26, 2005, file #000-26559.
3.2	Bylaws, as amended	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed August 16, 2001, file #000-26559.
4.1	Form of Senior Convertible Debenture	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 18, 2005, file #000-26559.
4.2	Form of Class A Warrants.	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 18, 2005, file #000-26559.
4.3	Form of Class B Warrants.	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 18, 2005, file #000-26559.
10.1	Form of Debenture Purchase and Warrant Agreement	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 18, 2005, file #000-26559.
10.2	Business Plan	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on June 30, 2005, file #000-26559.
10.3	Option Written Notice	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 5, 2005, file #000-26559.
10.4	Legal Letter	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 5, 2005, file #000-26559.
10.5	Amendment to Share Purchase Agreement	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on August 5, 2005, file #000-26559.
10.6	Placement Agency Agreement, dated as of June 30, 2005, by and between China Mobility Solutions, Inc. and Meyers Associates, L.P. (10)	Incorporated herein by reference from Exhibit to Amendment No. 2 to the Registration Statement filed on May 9, 2006, file # 333-128323.
10.7	Waiver/Settlement Agreement, dated as of May 4, 2006, by and between Southridge Partners, LP and China Mobility Solutions, Inc.	Incorporated herein by reference from Exhibit to Current Report on Form 8-K filed on May 10, 2006, file #000-26559.
10.8	Share Purchase Agreement, dated August 8, 2006, by and between Vendors, Infornet Investment Limited, Xin Wei, and Beijing Topbiz Technology Development Corp. LTD.	Incorporated herein by reference from Exhibits to the Registrant’s Current Report on Form 8-K (File No. 000-26559), filed on August 11, 2006.
10.9	Form of Conversion/ Settlement Agreement, dated as of February 2, 2007, by and between China Mobility Solutions, Inc. and Debenture holders.	Incorporated by reference from Exhibits to the Registrants’ Form SB-2 filed on February 12, 2007, file #333-140641.

10.10	Indemnification Agreement, dated September 20, 2006, between China Mobility Solutions, Inc. and various officers/directors of the Company.	Filed herewith.
10.11	Conversion/Settlement Agreement, dated February 12, 2007, between China Mobility Solutions, Inc. and Alpha Capital, AG.	Filed herewith.
10.12	2005 Stock Option Plan	Incorporated herein by reference from Exhibit to the Registration Statement on Form S-8 filed on May 5, 2005, file # 333-124654.
10.13	2006 Non-Qualified Stock Compensation Plan	Incorporated herein by reference from Exhibit to the Registration Statement on Form S-8 filed on November 3, 2005, file # 333-129419.
10.14	2007 Incentive Plan	Incorporated herein by reference from Exhibit to the Registration Statement on Form S-8 filed on March 5, 2007, file # 333-141062.
14.1	Code of Ethics	Incorporated herein by reference from Exhibit to Annual Report on Form 10-KSB filed on April 18, 2006, file #000-26559.
16.1	Letter from Moen & Company, LLP to Securities and Exchange Commission.	Incorporated herein by reference from Exhibit in Current Report on Form 8-K filed on August 25, 2006, file #000-26559.
21.1	Subsidiaries of Registrant	Incorporated herein by reference from Exhibit to Annual Report on Form 10-KSB filed on April 18, 2006, file #000-26559.
31.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Statement Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Statement Required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moen and Company ("Moen") was the Company's principal auditing accountant firm and examined the financial statements of the Company for the fiscal year ended December 31, 2005. Michael Studer, C.P.A. (“Studer”) was engaged as the Company’s principal auditing accountant and examined the financial statements of the Company for the fiscal year ended December 31, 2006.

Audit Fees.
Moen expects aggregate fees of approximately $45,150 for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005.

Studer expects expects aggregate fees of approximately $50,000 for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006.

Tax Fees.
There were no fees for professional services by principal accountant for tax compliance, tax advice or tax planning in 2006.

All Other Fees.
Moen was not paid any other fees for professional services during the fiscal years ended December 31, 2005 and Studer was not paid any other fees for professional services during the fiscal years ended December 31, 2006.

The Company's Board acts as the audit committee and had no "pre-approval policies and procedures" in effect for the auditors' engagement for the audit year 2005 and 2006.

All audit work was performed by the auditors' full time employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Mobility Solutions, Inc.

I was engaged to audit the accompanying consolidated balance sheet of China Mobility Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. The consolidated financial statements of China Mobility Solutions, Inc. as of December 31, 2005 were audited by another auditor whose report dated March 31, 2006 expressed an unqualified opinion on those statements.

As more fully described in Note 2 to the consolidated financial statements, applications were submitted to a People’s Republic of China (“PRC”) regulatory authority to liquidate two of the Company’s PRC wholly owned subsidiaries (the “PRC subsidiaries”) pursuant to PRC’s Beijing Rule of Liquidation. In connection therewith, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 at December 31, 2006 and has reflected operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2006) and 2005 as discontinued operations.

Since the Company was unable to provide evidence and I was not able to apply other auditing procedures to satisfy myself as to the carrying value of the net assets of the PRC Subsidiaries at December 31, 2006 and the results of their operations for the three months ended December 31, 2006, as described in the preceding paragraph, the scope of my work was not sufficient to enable me to express, and I do not express, an opinion on these financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s financial position raises substantial doubt concerning its ability to continue as a going concern. The consolidated financial statements do not include any adjustments which may result from the outcome of this uncertainty.

Michael T. Studer CPA P.C.
Date: May 14,2007	By:	/s/ Michael T. Studer CPA P.C.
Freeport, New York		Michael T. Studer CPA P.C.
Title

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$288,149	$6,138,609
Accounts receivable	3,373	5,870
Prepaid expenses and other current assets	4,615	235,165
Due from related parties	25,973	33,249
Net assets of subsidiaries in liquidation	1	-
Total Current Assets	322,111	6,412,893

Property and Equipment, net of accumulated depreciation of $51,442 and 40,481, respectively	11,129	6,248

Other Assets
Deposit paid in connection with contemplated acquisition of Beijing Topbiz,
less allowance for doubtful recoverability	50,000	-
Investment	1	1
Goodwill	127,124	4,802,520
Other assets	785	701
Total Assets	$511,150	$11,222,363

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and other accrued liabilities	$537,200	$362,013
Deferred revenue	12,849	3,053,282
Convertible debentures	3,325,000	3,350,000
Total current liabilities	3,875,049	6,765,295

Commitments and Contingencies	-	-
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; authorized 500,000,000 shares,
issued and outstanding: 20,011,792 and 20,011,792 shares, respectively	20,012	20,012
Additional paid-in capital	18,492,826	18,442,826
Accumulated deficit	-21,683,854	-13,804,409
Accumulated other comprehensive income (loss)	-192,883	-201,361
Total stockholders' equity (deficiency)	-3,363,899	4,457,068
Total Liabilities and Stockholders' Equity (Deficiency)	$511,150	$11,222,363

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year Ended December 31,
	2006	2005

Revenue
Tuition fees	$93,041	$199,280

Cost of Sales
Tuition fees	7,327	54,584
Gross Profit	85,714	144,696

Selling, general, and administrative expenses	1,048,846	1,549,730
Income (loss) from Operations	(963,132)	(1,405,034)

Other income (Expense)
Interest income	43,980	4,057
Interest expense on convertible debentures	(161,657)	(77,887)
Costs relating to convertible debentures:
Fair value of warrants issued	-	(6,891,486)
Intrinsic value of conversion feature	-	(1,052,863)
Late registration penalty fees	(481,968)	(33,500)
Impairment of deposit paid in connection with
contemplated acquisition of Beijing Topbiz	-900,000	-
Other income (expense) - net	(1,499,645)	(8,051,679)
Income (loss) before Income Taxes	(2,462,777)	(9,456,713)

Income tax expense	-	-
Income (loss) from continuing operation	(2,462,777)	(9,456,713)

Discontinued operations:
Income (loss) from discontinued operations	1,150,154	293,260
Gain (loss) on liquidation of PRC subsidiaries	(6,566,822)	-
Total	(5,416,668)	293,260
Net income (loss)	$(7,879,445)	$(9,163,453)

Net income (loss) per share
Continuing operations	$(0.12)	$(0.54)
Discontinued operations	(0.27)	0.02
Total	$(0.39)	$(0.52)

Weighted average number of common shares used to compute net income (loss) per share
Basic and Diluted	20,011,792	17,633,162

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in US Dollars)

	Common Stock, $0.001		Additional		Accumulated other
	par value		paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at December 31, 2004	15,826,792	$15,827	$8,770,378	$(4,640,956)	$(183,532)	$3,961,717
Issuance of common stock for cash on
exercise of stock options on February
24, 2005 at $0.30	495,000	495	148,005	-	-	148,500
Issuance of common stock for services						-
rendered	600,000	600	350,700	-	-	351,300
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.40	500,000	500	199,500	-	-	200,000
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.35	2,590,000	2,590	903,910	-	-	906,500
Stock-based compensation	-	-	126,000	-	-	126,000
Fair value of new Series "A" warrants issued	-	-	3,254,305	-	-	3,254,305
Fair value of new Series "B" warrants issued	-	-	3,637,165	-	-	3,637,165
Intrinsic value of the conversion feature of the
convertible debenture	-	-	1,052,863	-	-	1,052,863
Net loss for the year ended
December 31, 2005	-	-	-	(9,163,453)	-	(9,163,453)
Foreign currency translation adjustment	-	-	-	-	(17,829)	(17,829)
Balance at December 31, 2005	20,011,792	20,012	18,442,826	(13,804,409)	(201,361)	4,457,068

Fair value of 200,000 Series "C" warrants issued for
services rendered	-	-	50,000	-	-	50,000
Net loss for the year ended
December 31, 2006	-	-	-	(7,879,445)	-	(7,879,445)
Foreign currency translation adjustment	-	-	-	-	8,478	8,478
Balance at December 31, 2006	20,011,792	$20,012	$18,492,826	$(21,683 ,854)	$(192,883)	$(3,363,899)

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year Ended December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(7,879,445)	$(9,163,453)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating activities:
Depreciation	3,213	2,705
Impairment of deposit paid in connection with
contemplated acquisition of Beijing Topbiz	900,000	-
Stock-based compensation	50,000	126,000
Fair value of warrants issued with convertible debentures	-	6,891,486
Intrinsic value of conversion feature of the convertible debentures	-	1,052,863
Shares issued for services	-	279,475
Foreign currency translation adjustment	8,478	(17,829)
Minority interest	-	138,469
Loss on liquidation of PRC subsidiaries	6,566,822	-
Changes in operating assets and liabilities
Accounts receivable	2,497	28,690
Prepaid expenses and other current assets	230,550	(115,007)
Due from related parties	3,530	(14,927)
Accounts payable and other accrued liabilities	202,054	5,189
Deferred revenue	(921,325)	941,584
Net cash provided by (used for) operating activities	(833,626)	155,245

Cash Flows from Investing Activities
Purchase of remaining interest of Quicknet	-	-4,000,000
Deposit paid in connection with contemplated acquisition of Beijing Topbiz	(950,000)	-
Purchase of property and equipment	(4,811)	(2,368)
Cash and cash equivalents of subsidiaries placed in liquidation	(4,033,661)	-
Net cash provided by (used for) investing activities	(4,988,472)	(4,002,368)

Cash Flows from Financing Activities
Issuance of common stock for cash	-	1,255,000
Issuance of convertible debentures for cash	-	3,350,000
Repayment of convertible debentures	-25,000	-
Net cash provided by (used for) financing activities	-25,000	4,605,000

Effect of exchange rate changes on cash	(3,362)	110

Increase (decrease) in cash and cash equivalents	(5,850,460)	757,987

Cash and cash equivalents, beginning of period	6,138,609	5,380,622

Cash and cash equivalents, end of period	$288,149	$6,138,609

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$174,239	$51,087
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

China Mobility Solutions, Inc. (“CHMS”) is a holding company which was incorporated in Florida on September 12, 1996. In 2005 and 2006, CHMS had the following wholly-owned subsidiaries:
(1)
Beijing Quicknet Technology Development Corp. (“Quicknet”), a corporation organized under the laws of the People’s Republic of China (“PRC” or “China”) - engaged in the sale of wireless communication services to PRC customers; placed in liquidation during the three months ended December 31, 2006 (see Note 2).

(2)
Beijing Shiji Yingfu Investment Management Consulting Limited (“Shiji Yingfu”), a PRC corporation organized to act as an investment vehicle - inactive in 2005 and 2006; placed in liquidation during the three months ended December 31, 2006 (see Note 2).

(3)
Windsor Education Academy Inc. (“Windsor”), a corporation organized under the laws of British Columbia, Canada - provides English as a Secondary Language (“ESL”) training programs in Vancouver, Canada.

(4)
Infornet Investment Limited (“Infornet HK”), a Hong Kong corporation - executed an agreement on August 8, 2006 to acquire control of Beijing Topbiz Technology Development Corp, Ltd. (“Topbiz”), a PRC corporation that develops and customizes short messaging system platforms for PRC banks (see Note 4).

(5)	Infornet Investment Corp. (“Infornet Canada”), a Canadian corporation - inactive in 2005 and 2006.
(6)	Xinbiz (HK) Limited, a Hong Kong corporation - inactive in 2005 and 2006.
(7)	Xinbiz Corp., a British Virgin Islands corporation - inactive in 2005 and 2006.

Summary of Significant Accounting Policies

Principles of consolidation - The accompanying consolidated financial statements include the accounts of CHMS and its wholly owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances have been eliminated on consolidation.

Basis of presentation - The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, at December 31, 2006, the Company had negative working capital of $3,552,938 and a stockholders’ deficiency of $3,363,899. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company is seeking to improve its financial condition by making a business acquisition using its common stock. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of credit risk - The Company maintains Renminbi cash balances in banks in China and U.S. Dollar cash balances in Canadian bank, that are not insured. Revenues were derived in geographic locations outside the United States.

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

Property and equipment - Property and equipment, stated at cost, is depreciated using the declining balance method as follows:

Furniture & fixtures	20%	Declining balance method
Machinery & equipment	20%	Declining balance method
Computer equipment	30%	Declining balance method
Library	100%	Declining balance method

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

Revenue recognition - The Company’s revenues for 2006 and 2005 consisted of revenues from SMS, education and training services. In accordance with Securities and Exchange Commission (“SEC”), Staff Accounting Bulletin No. 104, “Revenue Recognition” and the Emerging Issue Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliveries”, the Company recognizes revenue when the following criteria are met: persuasive evidence that an arrangement exists; delivery has occurred or services have been rendered; the price to the customer is fixed or determinable; and collectability is reasonably assured. If all of the above criteria have been met, revenues are principally recognized upon shipment of products or when services have been rendered. Revenues derived from communications services, education and training are recognized as the services are performed. Amounts received from customers in advance of the period in which service is rendered are deferred and recorded on the balance sheet as a liability under “deferred revenue.”

Cost recognition - Cost of service includes direct costs to produce products and provide services.

Deferred revenue and deferred cost - Deferred revenue for 2006 and 2005 consist primarily of communications services, education and training revenue received prior to the period in which service is rendered.

Capitalized software costs - The Company accounts for the development cost of software intended for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. SFAS No. 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained. Technological feasibility is attained when the Company’s software has completed system testing and has been determined viable for its intended use. Accordingly, the Company did not capitalize any development costs during the period.

Advertising costs - Advertising costs are expensed as incurred. These expenses include production, media and other promotional and sponsorship costs. Total advertising costs charged to operations amounted to $5,030 for 2006 and $4,613 for 2005. Total advertising costs included in discontinued operations amounted to $532,125 for 2006 and $949,107 for 2005.

Income taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred income tax assets to the amount expected to be realized.

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

Business segment information - The Company discloses information about its reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s reportable segments are geographic areas. The accounting policies of the operating segments are the same as those for the Company.

Earnings per share - Basic earnings or loss per share are based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic earnings/loss per share is computed by dividing income/loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, “Earnings Per Share”. Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future such as options and warrants are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-based compensation - Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

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

Since the Company did not issue stock options to employees during the year ended December 31, 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

The Company recognizes compensation cost for fixed stock awards with pro rata vesting on the straight line basis over the vesting period.

Had the Company adopted SFAS No.123 (a) at January 1, 2005, the Company’s pro-forma net loss and pro-forma net loss per share would have been

Net loss from continuing operations
As reported	$ (9,456,713)
Stock-based employee compensation cost, net of tax	(301,600)
Pro-forma	$ (9,758,313)

Loss per share - continuing operations:
As reported	$ (0.54)
Pro-forma	$ (0.55)

The fair values of the options granted in 2005 were from $0.13 to $0.14 each, which were estimated on the date of grant using the Black-Scholes option pricing model with weighted average assumptions for grants as follows:

2005
Risk free interest rate	2.78%
Expected life of options inyear	I year
Expected volatility	132%
Dividend per share	$0.00

Asset Retirement Obligations - Statement of Financial Accounting Standards No. 143,“Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is recorded, the entity capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and normal operation of a long-lived asset, except for certain obligations of leases.

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

Pursuant to paragraph 12 of SFAS No. 133, the convertible debenture contains a conversion option, an anti-dilution provision and a redemption provision that may be considered as embedded derivative instruments as they may affect some of the cash flows required by the contract in a manner similar to a derivative instrument.

The host contract itself does not embody a claim to the residual interest in the Company and, thus, the economic characteristics and risks of the host contract should be considered that of a debt instrument (paragraph 60 of SFAS No. 133) and classified under liability section of the balance sheet (paragraph 16 of SFAS No. 133).

The conversion option of the debenture allows the holder to convert the debt into equity shares at any time within a specified period at a specified conversion price. The conversion option is equivalent to a call option granted by the Company to the debenture holders to purchase the shares of the Company at a specified price within a specified time. The conversion option should not be separated from the host contract according to paragraph 61(k) of SFAS No. 133 as a separate option with the same terms would not be considered to be a derivative for the issuer. Embedded beneficial conversion features should be recognized and measured according to EITF 98-5.

Section 8 (Adjustments to Conversion Price”) of the convertible debenture agreement is an anti-dilution provision that may result in the conversion ratio not being fixed. However, section 8 of the convertible debenture agreement is purely for the purpose of protecting the interest of the debenture holders against potential actions taken by Company resulting in the dilution of their equity interest in the Company when they convert their debentures into equity shares within the specified period of time. The anti-dilution provision is in the nature of an embedded derivative indexed to the Company’s own stock and would be classified in the shareholders’ equity if it was a freestanding derivative, this provision is not considered a derivative for the purpose of SFAS No. 133 (paragraph 3 of EITF 05-2).

The redemption provision allows the Company to redeem the debentures at 125% of the principal amount plus accrued interest after six months of the effective date of the registration statement. The redemption option can be viewed as a call option available to the Company. Through the four steps analysis outlined in DIG B-16, the redemption provision of the debenture is considered to be clearly and closely related to the economic characteristics and risks of the debt host contract as the amount to be paid upon settlement is not based on changes in an index or the repayment of the contractual amount is not contingently exercisable (paragraph 61(d) of SFAS No. 133). The redemption provision thus should not be separated from the host contract for separate consideration.

The warrants are detached from the convertible debenture with no put option feature. There is no liquidated damage or cash penalty payable to the warrant holder if the Company cannot register the shares underlying the warrants. If an effective registration statement is not available for the resale of warrant shares, the warrant holders can still exercise the warrants to get the unregistered shares at a lower exercise price calculated. As the registration of the shares underlying the warrants is out of the control of the Company, the warrant contracts should be classified as a permanent equity instrument according to paragraph 14 of EITF 00-19. The provision should not be regarded as a derivative instrument as it is in the nature of indexed to the Company’s own stock and classified under the shareholders’ equity on the balance sheet (paragraph 11 of SFAS No. 133).

Comprehensive income - The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company includes items of other comprehensive loss by their nature, such as foreign currency translation adjustments, in a financial statement and displays the accumulated balance of other comprehensive loss separately from accumulated deficit in the equity section of the balance sheet. The Company discloses total comprehensive loss, its components and accumulated balances on its statement of stockholders’ equity.

Capital structure - The Company discloses its capital structure in accordance with SFAS No. 129, “Disclosure of Information about Capital Structure”, which established standards for disclosing information about an entity’s capital structure.

Related party transactions - A related party is generally defined as (i) any person that holds 10% or more of the Company痵 securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by, or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Reclassification of Prior Year - Certain prior year amounts have been reclassified in order to conform to the current year presentation. These changes had no effect on previously reported results of operations or total stockholders’ equity.

Recent Accounting Pronouncements - The Financial Accounting Standards issued the following new pronouncements, none of which is expected to have a significant effect on the financial statements:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of December 15, 2006.  The adoption of FIN 48 is expected to have no impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS 157.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans?/EM>). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for financial statements as of December 31, 2006.  The adoption of SFAS No. 158 is expected to have no impact on the Company's financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on the Company’s financial position.

NOTE 2 - DISCONTINUED OPERATIONS

On August 15, 2006, a total of $3,350,000 of convertible debentures became due and payable. In October 2006, the Company was notified by the PRC State Administration of Foreign Exchange (“SAFE”) that its application to convert certain cash held by Quicknet and Shiji Yingfu (the “PRC Subsidiaries”) into U.S. dollars and repay the debentures was denied. Later, in the three months ended December 31, 2006, based upon advice of PRC counsel that the Beijing Rule of Liquidation was the sole means to repay the outstanding debentures, the PRC subsidiaries submitted applications to a PRC regulatory authority to liquidate pursuant to the Beijing Rule of Liquidation. In connection therewith, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC Subsidiaries to $1 at December 31, 2006 and has reflected operations of the PRC Subsidiaries for the years ended December 31, 2006 (which only includes these operations to September 30, 2006) and 2005 as discontinued operations. In the event that the Company receives more than $1 from the liquidations, it will recognize a gain in such future periods that the proceeds are realized.

Income (loss) from discontinued operations consist of:

	Year Ended December 31
	2006	2005

Revenue from wireless communications services	$ 4,275,287	$ 4,703,348
Cost of revenues	913,128	1,372,707
Gross profit	3,362,159	3,330,641
Selling, general, and administrative expenses	2,233,803	3,118,256
Income (loss) from operations	1,128,356	212,385
Interest income	21,798	80,875
Income (loss) from discontinued operations	$ 1,150,154	$ 293,260

For the year ended December 31, 2006, the loss on liquidation of PRC Subsidiaries was calculated as follows:

Assumed proceeds from liquidation of PRC Subsidiaries	$ 1

Carrying value of net assets of PRC Subsidiaries at
September 30, 2006:
Cash and cash equivalents	4,033,661
Due from related parties	3,746
Goodwill	4,675,396
Accounts payable and other accrued liabilites	(196,872)
Deferred revenue	(2,119,108)
Total	6,396,823
Estimated costs relating to liquidation of PRC Subsidiaries	170,000
Loss on liquidation of PRC Subsidiaries	$ (6,566,822)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of:

	December 31,
	2006	2005

Equipment	$ 36,913	$ 26,986
Library	12,816	9,554
Furniture	12,842	10,189
Total	62,571	46,729
Less : Accumlated depreciation	(51,442)	(40,481)
Net book value	$ 11,129	$ 6,248

The depreciation expense charged to continuing operations for the years ended December 31, 2006 and 2005 were $3,213 and $2,705, respectively.

NOTE 4 - BEIJING TOPBIZ TECHNOLOGY DEVELOPMENT CORP., INC.

On August 8, 2006, Infornet HK and Mr. Xin Wei, a citizen and resident of the PRC and President of a subsidiary of the Company (“Wei”) (Infornet HK and Wei together being referred to as the “Purchasers”), QiFang Niu and XiaoXia Chen, both citizens and residents of the PRC (together being referred to as the “Sellers”) and Beijing Topbiz Technology Development Corp., Ltd. (“Topbiz”), a company organized and existing under the laws of the PRC, entered into a Share Purchase Agreement (the “Agreement”) providing for the acquisition by the Purchasers of control of Topbiz from the Sellers.

Under the Agreement, Infornet HK will directly acquire 49% of the capital stock of Topbiz, and indirectly acquire control through Mr. Wei of an additional 11% of Topbiz, giving it effective control of 60% of Topbiz. The Registrant was to pay the Sellers on a pro rata basis US$3,700,000 in cash ($950,000 on August 8, 2006, $1,350,000 on November 8, 2006, and $1,400,000 on February 8, 2006) and issue to them on a pro rata basis 8,081,818 new investment shares in an offering which is intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. This acquisition structure was chosen to comply with China's foreign ownership rules which permit the Company, at this point in time, to have a direct ownership stake in Topbiz of up to 49%. Mr. Wei has agreed to execute and deliver to Infornet a Stock Option Agreement in the form and substance satisfactory to Infornet, which grants Infornet, among other things, the option to purchase his 11% ownership stake that he will acquire under the Agreement for an aggregate price of $100, upon the satisfaction of certain conditions precedent.

Infornet HK paid a $950,000 deposit to the Sellers on August 8, 2006 in contemplation of closing of the acquisition.

Infornet HK has not made any additional payments to the Sellers. Due to the matters described in Note 2, the Company presently does not have sufficient cash to make the remaining payments of $2,750,000 required under the Agreement. Accordingly, the Company believes that the $950,000 may not be recoverable and recorded an impairment charge of $900,000 at December 31, 2006 to reduce the carrying cost of the deposit from $950,000 to $50,000.

Topbiz develops and customizes short messaging system, or SMS, platforms for banks in China. The 8,081,818 shares issued in connection with the acquisition were to be subject to a one-year restriction on transfer to a U.S. person pursuant to Regulation S.

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

As of December 31, 2006, the Company had not repaid $3,325,000 of Debentures due on August 15, 2006. The Company had paid all interest on the Debentures accrued through November 15, 2006. The Company had applied to the regulatory authority in China to approve converting its subsidiaries' funds into U.S. dollars and repay the Debentures and was denied. The Company has been advised that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. In the three months ended December 31, 2006, the Company submitted applications for such liquidations to a PRC regulatory authority. At May 15, 2007, these liquidations have not been completed.

The holder of an aggregate of $300,000 of the Debentures has agreed to extend the due date to December 31, 2007 with an interest rate of 10% per annum starting from August 15, 2006 and the exercise price of the new Series “A” Warrants and new Series “B” Warrants being reduced to $0.15 and $0.20 per share respectively. Other terms remain the same.

The Company received letters (the “Default Letters”) from the attorneys for two holders of an aggregate $875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. On September 18, 2006, one of the debenture holders commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266). The action is a motion for summary judgment in lieu of complaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. On January 19, 2007, this motion was granted and a judgment in the amount of $545,440 was awarded the Plaintiff.

For the years ended December 31, 2006 and 2005, late registration penalty fees were expensed in the amounts of $481,968 and $33,500, respectively. At December 31, 2006, accounts payable and accrued liabilities include interest payable of $3,781 and unpaid late registration fees of $473,524.

NOTE 6 - BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the years ended December 31, 2006 and 2005:

	2006	2005

Net loss for the year	(7,879,445)	(9,163,453)

Weighted-average number of shares outstanding	20,011,792	17,633,162

Effective of dilutive securities :
Dilutive options - $0.30
Dilutive warrants new Series "A" - $0.15
Dilutive warrants new Series "A" - $0.38
Dilutive warrants new Series "B" - $0.20
Dilutive warrants new Series "B" - $0.45
Dilutive warrants Series "C" - $0.45
Dilutive potential common shares

Adjusted weighted-average shares and	20,011,792	17,633,162
assumed conversions

Basic income (loss) per share attributable to
common shareholders	$ (0.39)	$ (0.52)

Diluted income (loss) per share attributable to
common shareholders	$ (0.39)	$ (0.52)

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

NOTE 7 - SHARE PURCHASE WARRANTS

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

As of December 31, 2006, 122 new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 until February 15, 2008. 122 new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amended new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.20 until February 15, 2009. 200,000 Series “C” warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on May 5, 2010.

NOTE 8 - STOCK OPTIONS

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

Options outstanding at December 31, 2006 were 660,000 with an option exercise price of $0.30 per share. No options were granted, exercised, canceled or forfeited during the year ended December 31, 2006. The weighted average remaining contractual life is 0.56 years.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company paid $58,886 (2005: $30,866) to a director and an officer as wages and benefits.

As of December 31, 2006, the Company has an amount of $21,454 (2005: $21,443) due from a company with a common ex-director without interest or specific terms of repayment.

As of December 31, 2006, the Company advanced $4,519 (2005: $8,485) to a director of the Company for expenses to be incurred on behalf of the Company.

NOTE 10 - INCOME TAXES

According to “PRC Joint Venture Enterprises Income Tax Act” which adopted on Sept. 10, 1980 and amended on Sept. 2, 1983:

(1)	Joint Venture needs to pay Income Tax if they operate and generate income from China;
(2)	Tax is based on the total revenue after deducting cost of revenue, expenses and losses;
(3)	Joint Venture Enterprises has an income tax rate of 30% from central government, and a 3% income rate from local government, therefore the total income tax rate is 33%;
(4)	The Income Loss can be deducted from future years’ taxable income, but no more than 5 years;
(5)	Tax is calculated on a yearly basis.

QuickNet is subject to 33% income tax rate. There is no Value-added tax for QuickNet. According to “China Value Added Tax Temporary Regulation” which adopted on Jan. 1, 1994, VAT is only for enterprises that distribute commodities, process commodities, repair commodities and import commodities. QuickNet provides services; therefore, there is no VAT.

There are no current or deferred tax expenses for the years ended December 31, 2006 and 2005, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

	2006	2005

Deferred tax assets	$ 1,081,616	$ 1,081,616
Valuation allowance	(1,081,616)	(1,081,616)
Net deferred tax assets	-	-

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

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005

Statutory federal income tax rate	33.0%	33.0%
Valuation allowance	-33.0%	-33.0%
Effective income tax rate	0.0%	0.0%

NOTE 11 - SUBSEQUENT EVENTS

On January 26, 2007, China Mobility Solutions, Inc. (the “Company”) entered into a Term Sheet with Meyers Associates L.P. (“Meyers”) as Placement Agent for the Company's issuance of Senior Convertible Debentures (the“Debentures”) on August 15, 2005. In consideration of the Company's inability to repay the Debentures, because of the need to obtain regulatory approval from the banking authorities in the People's Republic of China, the Company agreed to lower the Conversion Price (as defined) of the Debentures, subject to certain conditions.

The conversion/settlement agreements (the “Conversion Agreements”) dated February 2, 2007, provide that the conversion price (the “Conversion Price”) of the Debentures, as set forth in paragraph 7(d) of the Debentures shall be reduced to $.05 per share of Common Stock (“Underlying Common Stock") issuable upon conversion (the “Conversion”), provided that at least fifty (50%) percent in principal amount (or $1,675,000) of the initial $3,350,000 of Debentures (the “Minimum Conversion”) agree to the Conversion. The closing of the Conversion (the “Closing”) occurred on February 12, 2007. Those Debenture holders who agree to the Conversion shall also agree to convert all accrued but unpaid penalties and interest owed by the Company into Common Stock at $.05 per share. Pursuant to the terms of the May 4, 2006 Waiver/Settlement Agreement entered into between the Company and Debenture holders the Conversion Price of the Debentures was reduced to its current price of $.30 per share. A total of 39,522,500 shares of common stock was issued to 29 Debenture holders under Conversion Agreements in satisfaction of $1,675,000 total principal amount of Debentures and $301,125 unpaid accrued interest and late registration penalty fees.

The Conversion Agreement provides for the Debenture holders who signed such agreement to: (i) terminate any and all pending litigation with the Company to which they are a party, without prejudice to reinstatement if and only if the Minimum Conversion is not completed, and/or the Company defaults in its obligations under the Conversion Agreement; (ii) in any vote of shareholders not vote against any nominee to the Board of Directors of the Company and any proposal designated by current management of the Company which does not effect the Conversion, and (iii) release and hold harmless the Company and its officers, directors, employees, representatives and affiliates following the Closing.

The Company agreed to make whatever filings are necessary with the SEC, whether by way of supplement or post-effective amendment to this registration statement concerning the Underlying Common Stock, to permit the issuance of common stock at the reduced Conversion Price of $.05 per share. Notwithstanding the foregoing, only the original 214,287 shares of Common Stock issuable underlying each $25,000 Unit, including 71,429 Shares of Common Stock underlying each Debenture, are registered on this Registration Statement. Accordingly, at the reduced Conversion Price of $.05 per share an aggregate of 500,000 shares of Common Stock would be issuable upon conversion of the Debentures and an additional 166,666 shares of Common Stock issuable upon exercise of warrants included in the Units. All additional shares of Common Stock not included in this Registration Statement, as well as those issuable in exchange for any interest and penalties due under the Debentures at the time of the Closing, have been included in a second registration statement filed by the Company on February 12, 2007.

The Company shall also provide the Debenture holders with “most favored nation” status and reduce the Conversion Price to the per share price of any equity offering made by the Company within 18 months of the Closing Date. The Company shall issue such number of additional shares to the Debenture holders to reduce their Conversion Price to that of such subsequent offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 17, 2007	CHINA MOBILITY SOLUTIONS, INC.
by: /s/ Xiao-qing Du
Xiao-qing Du, President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Xiao-qing Du Xiao-qing Du	President, Director and Chief Executive Officer (Principal Executive Officer and Principal Accounting Officer)	May , 2007

/s/ Ernest Cheung	Secretary and Director (Principal Financial Officer)	May , 2007
Ernest Cheung

/s/ John Gaetz John Gaetz	Director	May , 2007