Form 10QSB
period 2007-05-17
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2007-05-21
CIK 1082603

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

Commission file number 0-26559

CIK No. 0001082603

CHINA MOBILITY SOLUTIONS, INC.
(Exact name of registrant as specified in this charter)

Florida	330-751560
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#407-1270 Robson, Vancouver, B.C. Canada	V6E 3Z6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 632-9638

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

Yes [  ] No [X]

As of May 17, 2007, there were 61,650,295 shares of $0.001 par value common stock outstanding.

CHINA MOBILITY SOLUTIONS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB
March 31, 2007

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements have been adjusted with all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

For financial information, please see the financial statements and the notes thereto, attached hereto and incorporated herein by this reference.

The financial statements have been prepared by China Mobility Solutions, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2006, included in the Company's and Form 10-KSB.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$181,942	$288,149
Accounts receivable	3,361	3,373
Prepaid expenses and other current assets	2,283	4,615
Due from related parties	39,549	25,973
Net assets of subsidiaries in liquidation	1	1
Total Current Assets	227,136	322,111

Property and Equipment, net of accumulated depreciation of $52,070 and 51,442, respectively	10,501	11,129

Other Assets
Deposit paid in connection with contemplated acquisition of Beijing Topbiz,
less allowance for doubtful recoverability	50,000	50,000
Investment	1	1
Goodwill	127,124	127,124
Other assets	785	785
Total Assets	$415,547	$511,150

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and other accrued liabilities	$297,515	$537,200
Deferred revenue	13,338	12,849
Convertible debentures	1,650,000	3,325,000
Total current liabilities	1,960,853	3,875,049

Commitments and Contingencies	-	-
Stockholders' Equity (Deficiency)
Common stock, $0.001 par value; authorized 500,000,000 shares,
issued and outstanding: 59,534,292 and 20,011,792 shares, respectively	59,534	20,012
Additional paid-in capital	20,429,429	18,492,826
Accumulated deficit	-21,833,974	-21,683,854
Accumulated other comprehensive income (loss)	-200,295	-192,883
Total stockholders' equity (deficiency)	-1,545,306	-3,363,899
Total Liabilities and Stockholders' Equity (Deficiency)	$415,547	$511,150

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Expressed in US Dollars)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue
Tuition fees	$21,009	$19,027

Cost of Sales
Tuition fees	154	4,632
Gross Profit	20,855	14,395

Selling, general, and administrative expenses	108,031	231,174
Income (loss) from Operations	(87,176)	(216,779)

Other income (Expense)
Interest income	-	17,653
Interest expense on convertible debentures	(64,647)	(54,312)
Costs relating to convertible debentures:
Late registration penalty fees	-	(201,000)
Other income	1,703	-
Other income (expense) - net	(62,944)	(237,659)
Income (loss) before Income Taxes	(150,120)	(454,438)

Income tax expense	-	-
Income (loss) from continuing operations	(150,120)	(454,438)

Discontinued operations:
Income (loss) from discontinued operations	-	396,839
Total	-	396,839
Net income (loss)	$(150,120)	$(57,599)

Net income (loss) per share
Continuing operations	$0	$(0.02)
Discontinued operations		0.02
Total	$0	$0

Weighted average number of common shares used to compute net income (loss) per share
Basic and Diluted	41,090,459	20,011,792

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in US Dollars)

					Accumulated other
	Common Stock, $0.001 par value		Additional paid-in	Accumulated	comprehensive
	Shares	Amount	capital	deficit	income	Total

Balance at December 31, 2004	15,826,792	$15,827	$8,770,378	$(4,640,956)	$(183,532)	$3,961,717
Issuance of common stock for cash on
exercise of stock options on February
24, 2005 at $0.30	495,000	495	148,005	-	-	148,500
Issuance of common stock for services						-
rendered	600,000	600	350,700	-	-	351,300
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.40	500,000	500	199,500	-	-	200,000
Issuance of common stock for cash on
exercise of stock options on September
1, 2005 at $0.35	2,590,000	2,590	903,910	-	-	906,500
Stock-based compensation	-	-	126,000	-	-	126,000
Fair value of new Series "A" warrants issued	-	-	3,254,305	-		3,254,305
Fair value of new Series "B" warrants issued	-	-	3,637,165	-	-	3,637,165
Intrinsic value of the conversion feature of the
convertible debenture	-	-	1,052,863	-	-	1,052,863
Net loss for the year ended
December 31, 2005	-	-	-	(9,163,453)	-	(9,163,453)
Foreign currency translation adjustment	-	-	-	-	(17,829)	(17,829)
Balance at December 31, 2005	20,011,792	20,012	18,442,826	(13,804,409)	(201,361)	4,457,068

Fair value of 200,000 Series "C" warrants issued for
services rendered	-	-	50,000	-	-	50,000
Net loss for the year ended
December 31, 2006	-	-	-	(7,879,445)	-	(7,879,445)
Foreign currency translation adjustment	-	-	-	-	8,478	8,478
Balance at December 31, 2006	20,011,792	20,012	18,492,826	(21,683,854)	(192,883)	(3,363,899)
Unaudited:
Conversion of convertible debentures to
common stock at $0.05 per share	33,500,000	33,500	1,641,500			1,675,000
Issuance of common stock in satisfaction of
unpaid accrued interest and late regisration
penalty fees relating to convertible debentures
at $0.05 per share	6,022,500	6,022	295,103			301,125
Net loss for the three months ended March 31, 2007				(150,120)		(150,120)
Foreign currency translation adjustment					(7,412)	(7,412)
Balance at March 31, 2007	59,534,292	$59,534	$20,429,429	$(21,833,974)	$(200,295)	$(1,545,306)

See notes to consolidated financial statements.

China Mobility Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(150,120)	$(57,599)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating activities:
Depreciation	628	611
Foreign currency translation adjustment	(7,412)	3,025
Changes in operating assets and liabilities
Accounts receivable	12	(965)
Prepaid expenses and other current assets	2,332	122,034
Due from related parties	(13,576)	(12,472)
Accounts payable and other accrued liabilities	61,440	(25,278)
Deferred revenue	489	(426,396)
Net cash provided by (used for) operating activities	(106,207)	(397,040)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities	-	-

Increase (decrease) in cash and cash equivalents	(106,207)	(397,040)

Cash and cash equivalents, beginning of period	288,149	6,138,609

Cash and cash equivalents, end of period	$181,942	$5,741,569

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$-	$53,600
Income taxes paid	$-	$-

Schedule of non-cash financing activities:
Conversion of convertible debentures to
common stock at $0.05 per share	$1,675,000	$-
Issuance of common stock in satisfaction of unpaid
accrued interest and late registration
penalty fees relating to convertible debentures	$301,125	$-

See notes to consolidated financial statements.

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Stated in U.S. dollars)
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006 included in its Annual Report on Form 10-KSB.

The unaudited condensed consolidated financial statements include China Mobility Solutions, Inc. and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholders' equity.

NOTE 2 - DISCONTINUED OPERATIONS

On August 15, 2006, a total of $3,350,000 of convertible debentures became due and payable. In October 2006, the Company was notified by the PRC State Administration of Foreign Exchange (“SAFE”) that its application to convert certain cash held by the Company’s two subsidiaries organized under the laws of the People’s Republic of China (the “PRC Subsidiaries”) into U.S. dollars and repay the debentures was denied. Later, in the three months ended December 31, 2006, based upon advice of PRC counsel that the Beijing Rule of Liquidation was the sole means to repay the outstanding debentures, the PRC subsidiaries submitted applications to a PRC regulatory authority to liquidate pursuant to the Beijing Rule of Liquidation. In connection therewith, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company reduced the carrying value of the net assets of the PRC Subsidiaries to $1 at December 31, 2006 and reflected operations of the PRC Subsidiaries to September 30, 2006 as discontinued operations. In the event that the Company receives more that $1 from the liquidations, it will recognize a gain in such future periods that the proceeds are realized.

Income (loss) from discontinued operations consists of:

	2007	2006

Revenue from wireless communications services	$-	$1,440,917
Cost of revenues	-	291,833
Gross profit	-	1,149,084
Selling, general, and administrative expenses	-	759,150
Income (loss) from operations	-	389,934
Interest income	-	6,905
Income (loss) from discontinued operations	$-	$396,839

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net consists of:

	March 31,	December 31,
	2007	2006

Equipment	$36,913	$36,913
Library	12,816	12,816
Furniture	12,842	12,842
Total	62,571	62,571
Less : Accumlated depreciation	(52,070)	(51,442)
Net book value	$10,501	$11,129

The depreciation expense charged to continuing operations for the three months ended March 31, 2007 and 2006 were $628 and $602, respectively.

NOTE 4 - BEIJING TOPBIZ TECHNOLOGY DEVELOPMENT CORP., INC.

On August 8, 2006, the Company subsidiary Infornet HK and Mr. Xin Wei, a citizen and resident of the PRC and President of a subsidiary of the Company (“Wei”) (Infornet HK and Wei together being referred to as the “Purchasers”), QiFang Niu and XiaoXia Chen, both citizens and residents of the PRC (together being referred to as the “Sellers”) and Beijing Topbiz Technology Development Corp., Ltd. (“Topbiz”), a company organized and existing under the laws of the PRC, entered into a Share Purchase Agreement (the “Agreement”) providing for the acquisition by the Purchasers of control of Topbiz from the Sellers.

Under the Agreement, Infornet HK was to directly acquire 49% of the capital stock of Topbiz, and indirectly acquire control through Mr. Wei of an additional 11% of Topbiz, giving it effective control of 60% of Topbiz. Infornet HK was to pay the Sellers on a pro rata basis US$3,700,000 in cash ($950,000 on August 8, 2006, $1,350,000 on November 8, 2006, and $1,400,000 on February 8, 2006) and issue to them on a pro rata basis 8,081,818 new investment shares in an offering which is intended to be exempt from registration pursuant to Regulation S under the Securities Act of 1933, as amended. This acquisition structure was chosen to comply with China's foreign ownership rules which permit the Company, at this point in time, to have a direct ownership stake in Topbiz of up to 49%. Mr. Wei has agreed to execute and deliver to Infornet a Stock Option Agreement in the form and substance satisfactory to Infornet, which grants Infornet, among other things, the option to purchase his 11% ownership stake that he will acquire under the Agreement for an aggregate price of $100, upon the satisfaction of certain conditions precedent.

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

On August 15, 2006, the Company did not repay the $3,350,000 of Debentures then due. The Company has paid all interest on the Debentures accrued through November 15, 2006. As discussed in Note 2, the Company had applied to the regulatory authority in China to approve converting its subsidiaries' funds into U.S. dollars and repay the Debentures and was denied. The Company was advised that the Rule of Liquidation is the sole means of assuring repayment of the Debentures and subsequently submitted applications for such liquidations to a PRC regulatory authority. At May 18, 2007, these liquidations have not been completed.

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

The Company entered into conversion/settlement agreements (the “Conversion Agreements”) dated February 2, 2007, which provided that the conversion price (the “Conversion Price”) of the Debentures, as set forth in paragraph 7(d) of the Debentures shall be reduced to $.05 per share of Common Stock (“Underlying Common Stock") issuable upon conversion (the “Conversion”), provided that at least fifty (50%) percent in principal amount (or $1,675,000) of the initial $3,350,000 of Debentures (the “Minimum Conversion”) agree to the Conversion. The closing of the Conversion (the “Closing”) occurred on February 12, 2007. Those Debenture holders who agree to the Conversion shall also agree to convert all accrued but unpaid penalties and interest owed by the Company into Common Stock at $.05 per share. Pursuant to the terms of the May 4, 2006 Waiver/Settlement Agreement entered into between the Company and Debenture holders the Conversion Price of the Debentures was reduced to its current price of $.30 per share. A total of 39,522,500 shares of common stock were issued to 29 Debenture holders under Conversion Agreements in satisfaction of $1,675,000 total principal amount of Debentures and $301,125 unpaid accrued interest and late registration penalty fees.

The Conversion Agreements provided for the Debenture holders who signed such agreements to: (i) terminate any and all pending litigation with the Company to which they are a party, without prejudice to reinstatement if and only if the Minimum Conversion is not completed, and/or the Company defaults in its obligations under the Conversion Agreement; (ii) in any vote of shareholders not vote against any nominee to the Board of Directors of the Company and any proposal designated by current management of the Company which does not effect the Conversion, and (iii) release and hold harmless the Company and its officers, directors, employees, representatives and affiliates following the Closing.

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

At March 31, 2007, accounts payable and accrued liabilities include interest payable of $121,676 and unpaid late registration penalty fees payable of $129,277.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three months ended March 31, 2007 and 2006:

	2007	2006

Net loss for the period	(150,120)	(57,599)

Weighted-average number of shares outstanding	41,090,459	20,011,792

Effective of dilutive securities :
Dilutive options - $0.30	-	-
Dilutive warrants new Series "A" - $0.15	-	-
Dilutive warrants new Series "A" - $0.38	-	-
Dilutive warrants new Series "B" - $0.20	-	-
Dilutive warrants new Series "B" - $0.45	-	-
Dilutive warrants Series "C" - $0.45	-	-
Dilutive potential common shares	-	-

Adjusted weighted-average shares and	41,090,459	20,011,792
assumed conversions

Basic income (loss) per share attributable to
common shareholders	$0	$0

Diluted income (loss) per share attributable to
common shareholders	$0	$0

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

NOTE 7 - SHARE PURCHASE WARRANTS

During the three months ended March 31, 2007, no share purchase warrants were issued, exercised or cancelled.

As of March 31, 2007, 122 new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 until February 15, 2008. 122 new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series “A” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amended new Series “B” warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.20 until February 15, 2009. 200,000 Series “C” warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on May 5, 2010.

NOTE 8 - STOCK OPTIONS

The Company filed Form S-8 for its 2006 non-qualified Stock Option Plan with the Securities and Exchange Commission on November 3, 2005. The total number of shares of the Company available for grants of stock options and common stock under the Plan shall be 4,000,000 common shares. Stock options may be granted to non-employees and directors of the Company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the Company. All stock options granted hereunder must be granted within ten years from the earlier of the date of this Plan is adopted or approved by the Company's shareholders. No stock option granted to any employee or 10% shareholder shall be exercisable after the expiration of ten years from the date such non qualifying stock option (“NQSO”) is granted. The Company, in its discretion, may provide that an option shall be exercisable during such ten year period or during any lesser period of time. At the discretion of the Company, through the delivery of fully paid and non-assessable common shares, with an aggregate fair market value on the date the NQSO is exercised equal to the option price, provided such tendered shares have been owned by the Optionee for at least one year prior to such exercise.

No options were granted, exercised, canceled or forfeited during the three months ended March 31, 2007. The weighted average remaining contractual life is 0.31 years.

Options outstanding at March 31, 2007 were 660,000 with an option exercise price of $0.30 per share.

NOTE 9 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007, the Company paid $14,248 (2006: $14,738) to a director and an officer as wages and benefits.

As of March 31, 2007, the Company has a receivable of $21,684 due from a company with a common ex-director without interest or specific terms of repayment.

As of March 31, 2007, the Company has an advance receivable of $17,865 from a director of the Company, which is to be used for future Company expenses.

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

Potential risks and uncertainties include, among other things, such factors as:

•	the Liquidation of our PRC Subsidiaries as set forth in Item 1,

•	our business strategies and future plans of operations,

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•	the market acceptance and amount of sales of our products and services,

•	our historical losses,

•	the competitive environment within the industries in which we compete,

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

 Working Capital Needs

For the education services, the Company will use the working capital to explore the local market, launch new courses, set up new market campaign, sign up with more agents, both domestic and international agents and provide some marketing materials and financial support to those agents.

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

In view of the foregoing, as a result of the Liquidation, the Company’s sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. This business had total revenues of $21,009 for the period ends at March 31, 2007. Accordingly, we intend to seek to expand our business through acquisitions or mergers with other entities. Any decision to make an acquisition or merge will be based upon a variety of factors, including, among others, the purchase price and other financial terms of the transaction, the business prospects of the target company and the extent to which any acquisition/merger would enhance our prospects. We will continue to try to complete the acquisition of Topbiz, as described below. While we have had discussions with various potential acquisitions targets, we presently have no agreements, understandings or arrangements for any other acquisitions or mergers. As part of the Liquidation, it is necessary to appoint an auditor to do the appraisal of an evaluation of the assets of the Company and to submit such appraisal to the BOMOC for its approval.

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

Liquidity And Capital Resources

The Company had cash capital of $181,942 at March 31, 2007. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the end of March, 2007, the Company had $227,136 in current assets and current liabilities of $1,960,853, consisting primarily of $1,650,000 of Debentures which matured on August 15, 2006 and were in default. At March 31, 2005, the Company had current liabilities of $3,875,049, consisting of the $3,350,000 principal amount of Debentures which were matured on August 15, 2006.

The cash capital at the end of the period of $181,942 will be used to fund continuing operations. The Company had a decrease in cash of $106,207 for this quarter, mainly for general and administrative expenses. The Company has received no cash from investing activities in this quarter.

On August 15, 2006, $3.35 million principal amount of Debentures matured.  The Company offered to lower the conversion price of the Debentures to $.05 per share conditioned upon at least 50% in principal amount of Debentures agreeing to convert all of their Debentures in accordance with the terms and conditions for a Conversion/Settlement Agreement dated as of February 2, 2007. This transaction was completed in February 2007 and approximately 58 % of the Debenture has been converted at $.05 per share. The Debenture holder who executed the Agreement relieved the company from all claims.

The Company has tuition fees from Windsor Education Academy ("Windsor"). However, capital from additional private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations. As of December 31, 2006, 134 new Series “A” warrants issued in the August 2005 Offering were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.44 each within two years from the Effective Date, but no later than February 15, 2008. 134 new Series “B” warrants were outstanding issued in the August 2005 offering which entitle the holders to purchase 71,429 common shares of the Company at $0.52 each within three years from the Effective Date but no later than February 15, 2009.

On August 8, 2006, and as referenced in Item 1(a) above, the Company and President of a subsidiary of the Company consummated the acquisition of a 49% interest in Topbiz, pursuant to the Share Purchase Agreement referenced in Exhibit 10.8 hereto. As of September 30, 2006, $950,000 had been paid by the Company. According to the Share Purchase Agreement, the Company should make a payment of US$1,350,000 three months after closing date which is before end of November, 2006. However, since the Company had started the liquidation process by then, it could not make such payment on time. The Company and Topbiz stopped the ownership transferring process. As of December 31, 2006, the Company and Topbiz had not reached an amended agreement on the payment schedule. Furthermore, the Company has not issued any stock under Regulation S under the Securities Act in connection with this transaction

Need for Additional Financing:

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

Material Changes in Results of Operations For the Three Months Ended March 31, 2007 As Compared to the Three Months Ended March 31, 2006.

 Revenues. The Company has revenues of $21,009 from tuition fees for the three months ended March 31, 2007, compared to $19,027 for the same period in 2006 from its subsidiary: Windsor Education Academy. The gross profit in 2007 was $20,855 compared to $14,395 in 2006 for the three months ended March 31.

Operating Expenses. The Company incurred operating expenses of $87,176 in this quarter, compared to operating expenses of $216,779 for the same period in 2006.

Loss from Continuing Operations. Loss from continuing operations for this quarter was ($150,120) compared to the same period in 2006 of ($454,438). This was caused largely by the cost relating to convertible debentures’ late registration penalty fees in 2006.

Net Loss. Net Loss to Common Stockholders as of March 31, 2007 was ($150,120)) in contrast to a Net Loss of ($57,599) in 2006. This was caused largely by the income from discontinued operations of $396,839 in 2006.

Loss per Share. Loss per share was Nil for the period ended March 31, 2007, unchanged from the same period in 2006.

ITEM 3.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, XiaoQing Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls and Procedures.

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

There were changes in the Company’s document control procedures as stated above for its subsidiary Quick Net that were completed during the Company’s fourth fiscal quarter in 2005. However, no other changes in the Company’s internal controls over financial reporting identified in connection with the Evaluation occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over our financial reports.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

       On February 22, 2007, Microsoft Corporation commenced a lawsuit against the Company and others in the King County Superior Court of the State of Washington (No.06-2-18596-0 SEA). Microsoft alleges claims for trespass to chattels, conversion, and violations of the Washington Commercial Electronic Mail Act, Washington Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”), and the Lanham Act. The Company has retained counsel to evaluate and defend the suit.

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

Dated: May 21, 2007

CHINA MOBILITY SOLUTIONS, INC.	CHINA MOBILITY SOLUTIONS, INC.
/s/ Angela Du	/s/ Ernest Cheung
Angela Du	Ernest Cheung
Name: Angela Du Title: Chief Executive Officer More Title: Principal Accounting Officer	Name: Ernest Cheung Title: Principal Financial Officer More Title