Form 10QSB/A
period 2007-05-22
CHINA MOBILITY SOLUTIONS, INC. (formerly Xin Net Corp.)
filed 2007-05-23
CIK 1082603

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

Commission file number 0-26559

CIK No. 0001082603

Index

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

Yes [  ] No [X]

As of May 21, 2007, there were 61,650,295 shares of $0.001 par value common stock outstanding.

CHINA MOBILITY SOLUTIONS, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-QSB/A
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

Forward Looking Statements

Statements contained in this Quarterly Report on Form 10-QSB/A include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward-looking statements not to occur or be realized. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "estimate," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Potential risks and uncertainties include, among other things, such factors as:

•	the Liquidation of our PRC Subsidiaries as set forth under Item 2 under “Liquidation of Quicknet Subsidiary to Repay Debentures in Default”,

•	our business strategies and future plans of operations,

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•	the market acceptance and amount of sales of our products and services,

•	our historical losses,

•	the competitive environment within the industries in which we compete,

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Discontinued Quicknet Operations

The liquidation of Quicknet (the “Liquidation”) began in January 2007, at which time the Beijing Bureau of Commerce approved the Liquidation of the Company’s operating subsidiaries in China, and its operations are reflected as discontinued operations. Management does not believe that the operations of Quicknet will be transferred to a new entity controlled by the Company following the completion of the Liquidation. Quicknet was engaged in the development of software for mobile/wireless communication and for Short Message Services ("SMS").

In connection with the Liquidation, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. For the quarter ended March 31, 2007, the Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 at December 31, 2006 and continues to maintain that carrying value at March 31, 2007. Likewise, the Company has reflected operations of the PRC Subsidiaries for the quarter ended March 31, 2007 as discontinued operations.

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

Index

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

Potential risks and uncertainties include, among other things, such factors as:

•	the Liquidation of our PRC Subsidiaries as set forth below under the “Liquidation of Quicknet Subsidiary to Repay Debentures in Default,”

•	our business strategies and future plans of operations,

•	general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

•	the market acceptance and amount of sales of our products and services,

•	our historical losses,

•	the competitive environment within the industries in which we compete,

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

At the end of March, 2007, the Company had $227,136 in current assets and current liabilities of $1,960,853, consisting primarily of $1,650,000 of Debentures which matured on August 15, 2006 and were in default. An aggregate of $1,700,000 of Debentures were converted into Common Stock at $.05 per share during the three months ended March 31, 2007. At December 31, 2006, the Company had current assets of $322,111 and current liabilities of $3,875,049, consisting of $3,325,000 principal amount of Debentures which matured on August 15, 2006.

The cash capital at the end of the period of $181,942 will be used to fund continuing operations. The Company had a decrease in cash of $106,207 for this quarter, mainly for general and administrative expenses. The Company has received no cash from investing activities in this quarter.

On August 15, 2006, $3.35 million principal amount of Debentures matured.  The Company offered to lower the conversion price of the Debentures to $.05 per share conditioned upon at least 50% in principal amount of Debentures agreeing to convert all of their Debentures in accordance with the terms and conditions for a Conversion/Settlement Agreement dated as of February 2, 2007. This transaction was completed in February 2007 and approximately 58 % of the Debentures have been converted at $.05 per share. The Debenture holders who executed the Agreement released the Company from all claims.

As a result of the Liquidation described below, the Company’s sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. The Company has limited tuition fees from Windsor Education Academy ("Windsor"). However, capital from additional private placements, borrowing against assets and/or from warrants being exercised by warrant holders, may be required to fund future operations. As of March 31, 2007, 134 new Series “A” warrants issued in the August 2005 Offering were outstanding which entitle the holders to purchase 71,429 common shares of the Company at $0.38 each within two years from the Effective Date, but no later than February 15, 2008. 134 new Series “B” warrants were outstanding issued in the August 2005 offering which entitle the holders to purchase 71,429 common shares of the Company at $0.45 each within three years from the Effective Date but no later than February 15, 2009.

The Windor Education business had total revenues of $21,009 for the period ending March 31, 2007 and has 6 employees, consisting of three full and part time teachers and three administrative personnel. The key to Windsor’s success is the ability to attract students. The number of employees will change as the students change. There is no collective bargaining unit at the academy. Windsor Education Academy Inc. is governed by the Laws of the Province of British Columbia, Canada. The Company is fully licensed to conduct its business in the Province. The Company is unable to assess or predict at this time what effect the regulations or legislation could have on its activities in the future.

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

On August 8, 2006, the Company and President of a subsidiary of the Company consummated the acquisition of a 49% interest in Topbiz, pursuant to a share purchase agreement (the “Topbiz Agreement”). As of September 30, 2006, $950,000 had been paid by the Company. According to the Topbiz Agreement, the Company should make a payment of US$1,350,000 three months after closing date which was scheduled to be before the end of November, 2006. However, since the Company had started the liquidation process by then, it could not make such payment on time. The Company and Topbiz stopped the ownership transferring process. As of March 31, 2007, the Company and Topbiz had not reached an amended agreement on the payment schedule. Furthermore, the Company has not issued any stock under Regulation S under the Securities Act in connection with this transaction.

Index

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

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had applied to the banking authorities (State Administration of Foreign Exchange (“SAFE”)) in China to convert its subsidiaries' funds into U.S. dollars and repay the Debentures. The Company's operating subsidiary in China has advised the Company that its application to SAFE to withdraw the funds from China had been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it to comply with the Beijing Rule of Liquidation of companies with foreign investment (the “Rule of Liquidation”). The Company has been advised by PRC Counsel that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company began the process to submit an application for such liquidation to the Bureau of Ministry of Commerce (“BOMOC”). On January 16, 2007, the Beijing Bureau of Commerce approved the Liquidation. As part of the Liquidation, the PRC Subsidiaries were ordered to discontinue operations and set up a liquidation committee. Their accounting responsibilities were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. As reflected in the financial statements included in this Report, the operations of the PRC Subsidiaries for the quarter ended March 31, 2007 are reflected as discontinued operations.

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

Material Changes in Results of Operations For the Three Months Ended March 31, 2007, as Compared to the Three Months Ended March 31, 2006.

      Revenues. The Company has revenues of $21,009 from tuition fees for the three months ended March 31, 2007, compared to $19,027 for the same period in 2006 from its subsidiary: Windsor Education Academy. The gross profit in 2007 was $20,855 compared to $14,395 in 2006 for the three months ended March 31, 2006.

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

      Net Loss. Net Loss to Common Stockholders for the quarter ended March 31, 2007 was ($150,120) in contrast to a Net Loss of ($57,599) in 2006. This was caused largely by the income from discontinued operations of $396,839 in 2006.

      Loss per Share. Loss per share was Nil for continuing operations for the period ended March 31, 2007, unchanged from the same period in 2006.

      Cash Capital. The cash capital at the end of the period was $181,942 and the Company had a decrease in cash of $106,207 for this quarter, mainly for general and administrative expenses. The cash capital at December 31, 2006 was $288,149 with a decrease in cash on hand of $397,040. The Company has received no cash from investing activities in this quarter.

Index

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

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries as outlined in Note 1 to the Company’s Consolidated Financial Statements. All significant inter-company transactions and balances have been eliminated on consolidation.

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

Index

ITEM 3.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB/A, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This evaluation ("Evaluation") was performed by our Chief Executive Officer and Principal Accounting Officer, XiaoQing Du, ("CEO") and Ernest Cheung, our Principal Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls and Procedures.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. During the period covered by this report, the legal proceedings that commenced or had material developments are as follows:

On September 18, 2006, Southridge Partners, L.P. (“Plaintiff”) commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266) for an alleged default on repayment of its Senior Convertible Debentures due August 15, 2006 (the “Debentures”). The motion for summary judgment in lieu of complaint was granted based on the Company’s Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. During the quarter ended March 31, 2007, the Plaintiff took steps to execute its default judgment.

On February 22, 2007, Microsoft Corporation commenced a lawsuit against the Company and others in the King County Superior Court of the State of Washington (No. 06-2-18596-0 SEA). Microsoft alleges claims for trespass to chattels, conversion, and violations of the Washington Commercial Electronic Mail Act, Washington Consumer Protection Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM”), and the Lanham Act. The Company has retained counsel to evaluate and defend the suit.

No director, officer or affiliate of China Mobility Solutions, Inc., and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

Index

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into the Conversion/Settlement Agreements dated February 2, 2007 and February 12, 2007, respectively. The Company offered to lower the conversion price of the Debentures to $.05 per share conditioned upon at least 50% in principal amount of Debentures agreeing to convert all of their Debentures in accordance with the terms and conditions of a Conversion/Settlement Agreement dated February 2, 2007. This transaction was completed in February 2007 and approximately 58 % of the Debentures have been converted at $.05 per share or an aggregate of 33,500,000 shares of Common Stock were issued upon conversion during the quarter plus an additional 6,022,500 shares in satisfaction of unpaid accrued interest and late registration fees. The Debentureholders who executed the Agreement released the Company from all claims.

The Conversion/Settlement Agreements provided for an increase in the number of shares of Common Stock issuable upon conversion of the Debentures and exercise of the Warrants as a result of the reduction in the initial conversion price. Thus, there are now more shares issuable than were contemplated during the original offer. The Company believed that the offer (there was no issuance) of such additional shares was exempt from registration under the Securities Act and under applicable state securities laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The offer was made some 18 months after the original sale to the same investors. The Company did not offer securities to any new investors, nor was it receiving proceeds from the issuance of additional shares. The offer was not made voluntarily, but solely in response to threatened litigation.

   The Company has not received any proceeds as a result of the registration statement that went effective on August 7, 2006, registering a portion of the additional shares issuable upon conversion of Debentures and exercise of the Class A and Class B Warrants, under the Settlement Agreement and the Conversion/Settlement Agreement, as the case may be, as well as placement agent warrants and warrants received as compensation for services provided.

              Since the Company entered into the May 2006 Settlement Agreement and the February 2007 Conversion/Settlement Agreement, it has not been threatened by any of its investors or shareholders with respect to rescission rights. Furthermore, notwithstanding the fact that shares of common stock have been removed from the initial Registration Statement which was declared effective by the SEC on August 7, 2006, the SEC is not foreclosed from taking any enforcement action with respect to the filing and the Company may not assert the declaration of effectiveness as a defense in any proceeding initiated by the SEC.

  No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had not repaid $3,350,000 of Senior Convertible Debentures due August 15, 2006 (the “Debentures”). The Company stated that it had sufficient cash on hand to repay the Debentures and any accrued interest. The Company also disclosed in a Current Report on Form 8-K for August 31, 2006, that it had applied to the banking authorities (State Administration of Foreign Exchange (“SAFE”)) in China to convert its subsidiaries' funds into U.S. dollars and repay the Debentures. The Company's operating subsidiary in China has advised the Company that its application to SAFE to withdraw the funds from China had been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it comply with the Beijing Rule of Liquidation of companies with foreign investment (the “Rule of Liquidation”). The Company has been advised by PRC Counsel that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company began the process to submit an application for such liquidation to the Bureau of Ministry of Commerce (“BOMOC”). On January 16, 2007, the Beijing Bureau of Commerce approved the Liquidation.

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

The Company received letters (the “Default Letters”) from the attorneys for two holders of an aggregate $875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. On September 18, 2006, one of the debenture holders commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266). The action is a motion for summary judgment in lieu of complaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. On January 19, 2007, this motion was granted and a judgment in the amount of $545,440 was awarded the Plaintiff. This debenture holder, Southridge Partners, LP, took steps to execute on its judgment in excess of $545,440 plus interest during this quarter. The second debenture holder, Iroquois Management Fund LTD., commenced a lawsuit on November 25, 2006 against the Company in the Supreme Court of the State of New York, New York County (No. 6604397/06). The action is a motion for summary judgment in lieu of complaint based on the Company’s Debentures in the amount of $375,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 6% per annum from June 30, 2005 to August 15, 2006, and with interest at 12% per annum from August 15, 2006 to the date of entry of judgment, plus costs and disbursements.

Index

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-B:

(a)	Filed a Form 8-K on February 23, 2007 to announce the appointment of John Gaetz as Director of the Company.

Number Description

10.1	The Conversion/Settlement Agreements, dated February 2, 2007, between Debenture Holders and the Company. (1)

10.2	2007 Equity Incentive Plan of China Mobility Solutions, Inc. (2)

10.3	The Conversion/Settlement Agreement, dated February 12, 2007, between Alpha Capital AG and the Company. (3)

*31.1	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith

(1)  Incorporated by reference from Exhibit 10.11 of Form SB-2, filed with the Commission on February 13, 2007.
(2)  Incorporated by reference from Exhibit 10.1 of Form S-8, filed with the Commission on March 5, 2007.
(3) Incorporated by reference from Exhibit 10.11 of Form 10-KSB, filed with the Commission on May 17, 2007.

Index

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 22, 2007

CHINA MOBILITY SOLUTIONS, INC.	CHINA MOBILITY SOLUTIONS, INC.
/s/ Angela Du	/s/ Ernest Cheung
Name: Angela Du	Name: Ernest Cheung
Title: Chief Executive Officer More Title: Principal Accounting Officer	Title: Principal Financial Officer More Title