Form 10-K
period 2007-12-31
Global Peopleline Telecom Inc. (Formerly China Mobility Solutions, Inc.)
filed 2009-01-22
CIK 1082603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR
(  )  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________  to _____________

Commission File Number : 0 - 26559

CHINA MOBILITY SOLUTIONS, INC.
(Name of small business issuer in its charter )

                                                 Florida                                                                                                                   330-751560
        (State or other jurisdiction of  incorporation or organization )                                                       ( I. R. S. Empl. Ident. No. )

407-1270 Robson Street, Vancouver, B.C. V6E 3Z6
(Address of principal executive offices ) ( Zip Code )

604 - 632 - 9638
(Issuer's telephone number )

Securities registered under Section 12(b) of the Exchange Act :  None
Securities registered under Section 12(g) of the Exchange Act :- Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES (   )  NO (   )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer,"
and "small reporting company" in Rule 12B-2 of the Exchange Act.   (Check one) :

Large accelerated filer (    )                                       Accelerated filer  (    )
Non-accelerated filer (    )                                         Smaller reporting company   (    )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   YES ( X )  NO (   )

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2008 was $5,314,243 based on a closing bid price of $0.25 per share

Number of outstanding shares of the Registrant's $0.001 par value common stock, as of September 30,2008 was 21,256,971 shares.

	CHINA MOBILITY SOLUTIONS, INC.
	FORM 10-K
	For the Fiscal Year Ended December 31, 2007
	TABLE OF CONTENTS

PART 1		Page

Item 1	Description of Business	1 - 5

Item 1A	Risk Factors	6

Item 1B	Unresolved Staff Comments	6

Item 2	Properties	6

Item 3	Legal Proceedings	6

Item 4	Submission of Matters to a Vote of Security Holders	6

PART 2

Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer	7 - 8
	Purchases of Equity Securities

Item 6	Selected Financial Data	9 - 10

Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	10 - 12

Item 7A	Quantitative and Qualitative Disclosures about Market Risk	12

Item 8	Financial Statements and Supplementary Data	12 - 21

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	22

Item 9A	Controls and Procedures	22

Item 9B	Other Information	23

PART 3

Item 10	Directors, Executive Officers and Corporate Governance	23

Item 11	Executive Compensation	24

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	24

Item 13	Certain Relationships and Related Transactions, and Director Independence	24

Item 14	Principal Accountant Fees and Services	24

PART 4

Item 15	Exhibits and Financial Statement Schedules	24
	Signatures
	Exhibit Index

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

(a) General Description and Development of Business

On January 16, 2007, application for liquidation (the "Liquidation") of the operating subsidiaries of China Mobility Solutions, Inc. (the "Company") in the Peoples' Republic of China ("PRC") was approved by the Haidian District, Beijing Bureau of Commerce. The Liquidation application was made in October, 2006, upon the advice of PRC counsel that the Beijing Rule of Liquidation was the sole means available to the Company to insure the repayment of the $3,350,000 (less any amount that has been converted) principal amount of convertible debentures ("Debentures") which matured on August 15, 2006.

In October 2006, the Company was notified by the PRC State Administration of Foreign Exchange ("SAFE") that its application to convert certain cash held by Beijing Quicknet Technology Development Limited ("Quicknet") and Shiji Yingfu (the "PRC Subsidiaries") into U.S. dollars and repay the Debentures was denied. As part of the Liquidation, the PRC Subsidiaries were ordered to discontinue operations and set up a liquidation committee. Their accounting responsibilities were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The operations of the PRC Subsidiaries are reflected as discontinued operations for the year ended December 31, 2007.

Upon the Liquidation of the PRC Subsidiaries and the repayment of outstanding Debentures, the Company does not know whether the PRC subsidiaries will continue to operate as subsidiaries of the Company in new entities, although it is not currently expected they will.

In view of the foregoing, as a result of the Liquidation, the Company's sole operations are those of Windsor Education Academy Inc., a British Columbia based school specializing in English as a Second Language courses for foreign students. This business had total revenues of $81,588 for 2007. This operation was discontinued in September 2007.

On September 6, 1996, the Company was incorporated under the laws of the State of Florida under the name of Placer Technologies, Inc. It conducted an initial public offering of 200,000 shares @ $0.25 per share to achieve $50,000 in capital. In December 1996, pursuant to a Rule15C2-11 filing, the Company obtained approval to have its Common Stock quoted on the OTCBB, which is a national quotation service maintained by the NASD.

The Company's initial primary service consisted of developing web home pages for small business in the U.S.A. It generated minimal revenues in 1996.

On April 2, 1997, the Company acquired a 100% interest in Infornet Invesment Limited ("Infornet"), a Hong Kong corporation. In August 1997 Infornet entered into a joint venture agreement with Xin Hai Technology Development Ltd. ("Xin Hai"). Xin Hai was an experienced internet-related services provider, but the business suffered loses and was sold and discontinued in 2001.

On June 11, 1997, the Company purchased a 100% interest in Infornet Investment Corp. a British Columbia corporation. Infornet Investment Corp. is the subsidiary that manages daily operations of the Company.

On July 24, 1998, the Company changed its name from Placer Technologies, Inc. to Xin Net Corp.

In June 2004, the Company changed its name to China Mobility Solutions, Inc. concurrent with a one-for-three reverse split.

In August 2008, the Company changed its name to Global Peopleline Telecom Inc. concurrent with one-for-hundred reverse split.

On June 23, 2004, the Company consummated the acquisition of a 49% interest in Quicknet, a company organized under the laws of the Peoples' Republic of China, pursuant to a share purchase agreement. The Company issued 6,120,000 shares of its common stock as payment. On September 30, 2005, the Company indirectly, through an affiliate, acquired control of the remaining outstanding shares of common stock of Quicknet, and paid US$2,000,000 on September 30, 2005 and an additional US$2,000,000 on or about December 31, 2005. See the discussion under the heading "Quicknet Acquisition" set forth below.

On August 8, 2006, the Company and President of a subsidiary of the Company consummated the acquisition of a 49% interest in Beijing Topbiz Technology Development Corp., Ltd., a company organized and existing under the laws of the People's Republic of China ("Topbiz"), pursuant to a share purchase agreement.

Topbiz develops and customizes short messaging system, or SMS, platforms for banks in China. Topbiz generated US$2.67 million in revenue and US$785,000 in net profit in 2005, and had US$1.25 million cash- on-hand as of December 31, 2005. All such figures have been audited in accordance with U.S. generally accepted accounting principles.

As of September 30, 2006, $950,000 had been paid by the Company. According to the Topbiz Agreement, the Company should make a payment of US$1,350,000 three months after closing date which is before end of November, 2006. However, since the Company had started the liquidation process by then, it could not make such payment on time. The Company and Topbiz stopped the ownership transferring process and the Company and Topbiz could not reached an amended agreement on the payment schedule. The deposit of US$900,000 was written off in December 31, 2006 and the balance of US$50,000 was written off in December 31, 2007.

CORPORATE OVERVIEW
China Mobility Solutions' structure showing its subsidiaries during 2006 prior to the Liquidation which commenced in January 2007 was as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

China Mobility Solutions, Inc  (Florida, U.S.A.)

Infornet Investment Corp.                               Infornet Investment Ltd.
(100% Owned)                                      (100% Owned)
(BC, Canada)                                       (Hong Kong)

Windsor Education Academy Inc.                          Beijing ShiJiYing Fu Consultant Corp. Ltd.
(100% Owned)                                      (100% Owned)
(BC, Canada)                                       (Beijing, China)

Xinbiz Corp.                                       Xinbiz Ltd.
(100% Owned)                                     (100% Owned by Xinbiz Corp.)
(British Virgin Islands) - Dormant                           (Hong Kong) - Dormant

Beijing Quick Net Technology Development Corp.
(49% Owned and 51% Indirectly Owned and Controlled)
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

Since the Company started its Internet-related business in The People's Republic of China ("PRC" or "China"), it has seen rapid growth in internet use in China; but it has also seen an equal, if not greater, growth in companies entering this arena. As a result, the industry experienced severely reduced operating margins and continued losses. Although the Company was considered an early leader in the domain name registration field, due to the lack of adequate funding, future growth potential against the many competitors was limited at best. The Company had struggled for several years to break even and was hoping for required funding to grow, but the plan was nullified when the funding failed to materialize. As China becomes more and more open according to the terms of the World Trade Organization, the world's largest, well-funded companies have been given access to the China market and have seriously compromised the Company's competitive position.

In February 2003, the Company signed an agreement to sell the Company's China assets (domain name registration) to a subsidiary of Sino-i.com Limited, a Hong Kong Stock Exchange listed company, for a total consideration of RMB 20 million (approx. US$2.4 million). The Company has received the entire purchase price, and the divestiture was completed in 2004.

Education Business
In 2002, the Company redirected its resources to the education and training field. On January 6, 2003, the Company announced the acquisition of Windsor Education Academy Inc. ("Windsor"), a Richmond, British Columbia based school specializing in English as a Second Language (ESL) courses to foreign students.
Total consideration was CAD $200,000 (about US $128,000 ). Windsor is government-certified and received a number of ESL students from the Provincial Government of British Columbia, but all government programs involving Windsor ended March 31, 2005. Windsor Academy has a campus in Richmond, British Columbia. They are equipped with personal computers and standard classroom fixtures. Because of the outbreak of SARS, and its implications for public health and travel to and from China, the Company could not consummate any other major acquisitions in China and in Hong Kong during a one-year period beginning in
March 2003 and, therefore decided to maintain the operation of Windsor while looking for other opportunities. The Company ceased this operation in September 2007.

Office Location
China Mobility Solutions, Inc. currently maintains an office at : # 407 - 1270 Robson Street, Vancouver, BC V6E 3Z6 ( telephone number is 1-604-632-9638 ).

Discontinued Quicknet Operations
On June 23, 2004, the Company completed the acquisition of a 49% equity interest from the shareholders of Beijing Quicknet Technology Development Corp. ("Quicknet"), located in Beijing, China by signing a Purchase Agreement (the "Quicknet Purchase Agreement"). As described above, the Liquidation of Quicknet began in January 2007 and its operations are reflected as discontinued operations. Management does not believe that the operations of Quicknet will be transferred to a new entity controlled by the Company following the completion of the Liquidation. Quicknet was engaged in the development of software for mobile/wireless communication and for Short Message Services ("SMS"). The Company acquired the 49% equity interest from Quicknet shareholders in exchange for the Company's issuance of 6,120,000 shares of common stock of the Company at a deemed price of $0.50 per share (2,040,000 post-reverse split shares at a market price of $0.27 per share for a total of $550,800). In June 2004, the Company signed a Purchase Agreement (the "Chinaco Purchase Agreement") with Beijing Shi Ji Rong Chuang Service & Technology Co., Ltd., a local China company ("Chinaco"). Which then owned 2% of the equity interest of Quicknet having purchased a 1% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu. Under the Chinaco Purchase Agreement, the Company was granted the right to purchase 100% of the equity of Chinaco for nominal consideration, solely when Chinese law permits such sale. Chinaco is owned by two senior officers of the Company who have Chinese citizenship. Due to current government restrictions on foreign ownership of telecommunication companies in China, the Company was not permitted to acquire the additional 2% of the equity interest of Quicknet that is still held by Chinaco. At present, foreign investors such as the Company can only own up to 49% of telecommunications and related businesses in China. The 2% Chinaco interest will only be transferree to the Company at such time Chinese law permits increased ownership of telecommunications and related business by foreign investors such as the Company. Chinese law does not currently permit such transfer, therefore, Chinaco has granted an unconditional, irrevocable proxy, without time limited, to the Company. Through the above-described proxy, the Company can appoint all directors and officers of Quicknet and therefore directly and indirectly controls 51% of the equity interest of Quicknet through its own equity ownership and its control of Chinaco.

Under the Quicknet Purchase Agreement, the Company had an option to acquire the remaining 49% equity interest in Quicknet through Chinaco from the Quicknet Shareholders within the first year for $4,000,000. The Company also had an option to acquire this remaining 49% equity interest in Quicknet within the second year for $5,000,000. The Quicknet Purchase Agreement provided that the Company could pay these amounts by 50% in shares of the common stock of the Company and 50% in cash. The final percentage of shares versus cash could be negotiated between both parties. The Company exercised its right to purchase the remaining 49% interest in August 2005 ( the "Option Exercise"), by having Chinaco purchase a 24.5% interest from each of the two shareholders of Quicknet, Mr. Bo Yu and Mr. Fang Hu, for a total of 49% interest for the agreed-upon purchase price of US $4,000,000. The purchase price had been paid in the form of cash. On September 30, 2005, the Company paid US $2,000,000, and paid another US $2,000,000 before December 31, 2005.

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

The Company raised (a) US $1,255,000 through issuing common stock and (b) US $3,350,000 through issuing senior convertible debentures and Class A Warrants and Class B Warrants in 2005 in an offering exempt from registration pursuant to Regulation D under the Securities Act of 1993, as amended. A portion of the proceeds of these offerings were used to complete the Quicknet Purchase Agreement.

Discontinued Internet Services

Up until late 2002, the Company's business was focused on domain name registration, web hosting and web design services under the ChinaDNS banner. It operated the website www.chinadns.com, the first in the
PRC to offer online site registration. In October 1999, ChinaDNS was approved as an Official Agent of Network
Solutions, Inc.

Due to the continued loss on operations ($254,035 in 2002) in 2003, the Company entered into an Agreement to sell the domain name registration business to China Enterprise, an ASP, for about $2,400,000, a sale which was completed in 2004. We are treating the DNS business as discontinued operations at this time, as China Enterprise is in full control of the assets.

NEW EVENTS

On June 5, 2008, the Company and PeopleLine Telecom Inc., a Nevada corporation with offices at suite - 175 E 15 Avenue, Vancouver, British Columbia V5T 2P6 ("PeopleLine" or "Seller"), and Mr. Edward Gallagher, entered into a non-binding Letter of Intent (the "LOI") regarding the acquisition of approximately 74% of the common stock of PeopleLine by the Company and Mr. Edward Gallagher. The purpose of the LOI is to outline the objective of consummating the acquisition.

PeopleLine is a Public Company (Pink Sheets Symbol: PPTM) incorporated in Nevada and managed from its Vancouver BC office. The Company is an established Internet Service Provider in Vancouver and a holder of a CRTC Class B License permitting the Company to sell Local VoIP telephone services across Canada.

Mr. Gallagher specializes in mergers and acquisition, as well as take-over financing. He was the Chairman of Canada Payphone Corporation, the first private payphone owner and operator in Canada. He helped deregulate through Government Legislation the payphone industry in Canada, and negotiated an exclusive contract for the installation/operation of AT & T payphones for Canada.

The Company and Mr. Edward Gallagher (hereby refers as "Buyer") will purchase Thirty million (30,000,000) PeopleLine shares held by four (4) existing shareholders at $0.015 per share. PeopleLine will have forty million three hundred and ninety-four thousand four hundred and twenty-seven (40,394,427) shares of its common stock outstanding mandatory prior to the sale of stock. The company debt of PeopleLine approximating $325,000 will be the responsibility of the Buyer. PeopleLine will be the sole operating subsidiary of the business combination.

Completion of the transaction is conditioned upon satisfactory completion of due diligence by both parties, respective Board of Directors and shareholders approval, if required, approval of at least 75% of CHMS' outstanding debenture holders to the terms of this transaction, and other customary closing conditions.

ITEM 1A. RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves substantial risks and uncertainty. Additional risks not presently known to us, or that we currently deem immaterial, may become important factors that impair our business operations. Any of these risks could caused, or contribute to causing, our actual results to differ materially from expectations. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report and our other public filings.

As of December 31, 2007 most of our operations are either in liquidation process or have ceased operating, we are not subject to any risk factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

China Mobility Solutions, Inc. current maintains a leased office of approximately 600 square feet at :
# 407 - 1270 Robson Street, Vancouver, BC Canada V6E 3Z6 (telephone number is 1-604-632-9638)

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time.
As of the date of this report, the only legal proceedings to report were that :

On September 18, 2006, Southridge Partners, L.P. ("Plaintiff") commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 603266) for an alleged default on repayment of its Senior Convertible Debentures due August 15, 2006 (the "Debentures"). The motion for summary judgement in lieu of complaint was granted based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. The Plaintiff is taking steps to execute its default judgement.

On November 25, 2006, Iroquois Management Fund LTD ("Plaintiff") commenced a lawsuit against the Company in the Supreme Court of the State of New York, New York County (No. 6604397/06). The action is a motion for summary judgement in lieu of complaint based on the Company's Debentures in the amount of $375,000 in favor of Plainfiff which was due on August 15, 2006, with interest at 6% per annum from June 30, 2005 to August 15, 2006, and with interest at 12% per annum from August 15, 2006 to the date of entry of judgement, plus costs and disbursements.

On February 7, 2005, the Company was sued by Sino-I Technology Limited for $88,270 for an alleged beach of warranty and a claim under a guarantee. The Company has retained separate counsel to represent it in the action. Counsel for the Company submitted a Notice of Motion to the Plaintiff's lawyer on March 7, 2005 and is seeking an extension of response date. The Company intends to vigorously defend the suit.

No director, officer or affiliate of China Mobility Solutions, Inc., and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

See Item 1. "General Description and Development of Business" for information concerning the Liquidation of certain PRC Subsidiaries of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART 2

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

( a )  The Company's common stock is traded on the Over-the-Counter Bulletin Board maintained by the NASD under the trading symbol "CHMS.OB." The following table sets forth high and low bid prices of the common stock for years ended December 31, 2006 and December 31, 2007 as quoted by the NASD over-the-counter-
bulletin board as follows :

2007
First Quarter	0.15	0.045
Second Quarter	0.51	0.025
Third Quarter	1.40	0.65
Fourth Quarter	1.00	0.40

2006
First Quarter	0.35	0.25
Second Quarter	0.36	0.20
Third Quarter	0.22	0.11
Fourth Quarter	0.29	0.08

Quotation, if made, represent only prices between dealers and do not include retail markups, markdowns or commissions and accordingly, may not represent actual transactions.

The rules and regulations governing the trading of small issuers' securities, the Company's securities are presently classified as "Penny Stock", a classification which places significant restrictions upon broker-dealers desiring to make a market in these securities. It has been difficult for management to interest broker-dealers in our securities and it is anticipated that these difficulties will continue until the Company is able to obtain a listing on NASDAQ, at which time market may trade its securities without complying with the stringent requirements. The existence of market quotations should not be considered evidence of an "established public trading market". The public trading market is presently limited as to the number of market markers in Company stock and the number of states within which its stock is permitted to be traded.

Holders

( b )  As of September 30, 2008, China Mobility Solutions, Inc. had approximately 229 shareholders of record of its common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividends

( c ) No dividends on outstanding common stock have ever been paid. The Company do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

None

A total of 39,522,500 shares of common stock were issued to 29 Debentures holders under Conversion Agreements in satisfaction of $1,675,000 total principal amount of Debentures and $301,125 unpaid accrued interest and late registration penalty fees on February 12, 2007.

During the Board of Directors meeting on August 7, 2007 resolved to issue to the President and CFO, Angela Du a total of 20,000,000 restricted common shares of the Company stock as compensation for past services for the period ended December 31, 2005. The Company shall pay to the President and CFO, Angela Du, by way of bonus, accrued salary payable in the amount of $110,000 and issued 73,000,000 restricted common shares of the Company stock for the fiscal year ended December 31, 2006. The Company shall increase the salary of the President and CFO, Angela Du to $150,000 and issued 100,000,000 restricted common shares of the Company stock for the fiscal year ended December 31, 2007. The Company shall pay to the Secretary, Ernest Cheung by way of bonus, accrued salary payable in the amount of $10,000 and issued 6,700,000 restricted common shares of the Company stock for the fiscal period ended December 31, 2006. The Company shall increase the salary of the Secretary, Ernest Cheung to $75,000 and issued 50,000,000 restricted common shares of the Company stock for the year 2007. The Company shall issue to Mr. John R Gaetz, 3,300,000 restricted common shares of the Company stock for joining the Board of Directors. All shares shall be be issued at a deem value of $0.0015 per share.

During the Board of Directors meeting on August 7, 2007 resolved to issue 2,000,000 shares of the Company's common stock to Presidents Corporate Group for assisting and advising the Company.

Purchasers of Equity Securities by the Small Business Issuer and Affiliated Purchases

None

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, and other information we have filed with the SEC.

The consolidated statements of operations data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and the consolidated balance sheet data at December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our audited and unaudited consolidated financial statements. The diluted net loss per share computation excludes shares of common stock issuable upon exercise or conversion of other securities, including outstanding warrants and options to purchase common stock and common stock subject to repurchase rights, because their effect would be antidilutive.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Statements of Operations Data :
Revenues :
Mobile marketing services	0	0	4,703,348	1,871,960	0
Tuition fee	81,588	93,041	199,280	298,806	280,723
Total revenues	81,588	93,041	4,902,628	2,170,766	280,723
Cost of revenue
Mobile marketing services	0	0	1,372,707	412,222	0
Tuition fee	748	7,327	54,584	61,013	134,340
	748	7,327	1,427,291	473,235	134,340
Gross profit	80,840	85,714	3,475,337	1,697,531	146,383
Expenses
Selling, general and administrative expenses	1,056,952	1,040,368	4,563,037	1,939,747	337,093
Interest expenses on convertible debentures	173,058	161,657	1,130,750	0	0
Late registration penalty fees	57,016	481,968	0	0	0
Fair value of warrants issued	0	0	6,891,486	0	0
Impairment of deposit - Beijing Topbiz	50,000	900,000	0	0	0
Total expenses	1,337,026	2,583,993	12,585,273	1,939,747	337,093
Income (loss) from operations	-1,256,186	-2,498,279	-9,109,936	-242,216	-190,710
Other income (loss)	11,015	43,980	84,952	11,601	-43,332
	-1,245,171	-2,454,299	-9,024,984	-230,615	-234,042
Minority interest	0	0	-138,469	-28,157	26,046
Income (loss) from continuing operations	-1,245,171	-2,454,299	-9,163,453	-258,772	-207,996
Discontinued operations :
Income (loss) from discontinuing operations	0	1,150,154	0	-41,654	10,053
Gain (loss) on liquidation of PRC subsidiaries	0	-6,566,822	0	0	0
Loss from Assets held for sale	0	0	0	0	0
Gain on disposal of ISP operations	0	0	0	0	-322,987
Gain on disposal of internet-related operations	0	0	0	3,319,098	206,653
Net income (loss)	-1,245,171	-7,870,967	-9,163,453	3,018,672	-314,277
Earnings (loss) per share attributable to common stockholders :
Continue operations	(0.01)	(0.12)	(0.52)	(0.02)	(0.01)
Discontinue operations	(0.00)	(0.27)	0.00	0.22	(0.01)
Total basic and diluted	(0.01)	(0.39)	(0.52)	0.20	(0.02)

Shares used in computing net income (loss) per share	157,685,128	20,011,792	17,633,162	14,856,834	13,786,670

	Year Ended December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheets Data :
Cash and cash equivalents	2,840	288,149	6,138,609	5,380,622	3,303,591
Working capital (deficit)	-2,389,088	-3,552,938	-352,402	3,014,052	450,161
Total assets	165,784	511,150	11,222,363	6,447,030	6,320,612
Total long-term debt	0	0	0	0	0
Total stockholders' equity (deficit)	-2,251,445	-3,363,899	4,457,068	3,961,717	412,014

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in Item 1 - General Description and Development of Business, in January 2007, the Beijing Bureau of Commerce approved the Liquidation of the Company's operating subsidiaries in China. In connection with the Liquidation, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 and to treat the operations as discontinued.

Critical Accounting Policies

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used or changes in the accounting estimate that are reasonably likely to occur could materially change the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions in the preparation of our consolidated financial statements.

Contigencies - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future marker growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Valuation Of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may nto be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

Forward-looking statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainities and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by the forward- looking statements not to occur or be realized. Forward-looking statements generally are based on our best estimates of future results, performances or achievements, based upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "could," "project," "expect," "believe," "anticipate," "intend," "continue," "potential," "opportunity," or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Potential risks and uncertainties include, among other things, such factors as :
- the Liquidation of our PRC Subsidiaries as set forth in Item 1,
- our business strategies and future plans of operations,
- general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,
- the market acceptance and amount of sales of our products and services,
- our historical losses,
- the competitive enviroment within the industries in which we compete,
- our ability to raise additional capital, currently needed for expansion, and other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.

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

Liquidity and Capital Resources

The Company had cash capital of $2,840 at year-end 2007. The Company has no other capital resources other than the ability to use its common stock to achieve additional capital raising. Other than cash capital, its other assets would be illiquid.

At the fiscal year-end it had $28,141 in current assets and current liablities of $2,417,229, consisting primarily of $1,650,000 of Debentures which matured on August 15, 2006 and were in default.

Need for Additional Financing

Due to new events regarding the non-binding Letter of Intent regarding the acquisition of approximately 74% of the common stock of PeopleLine Telecom the Company will have to seek loans or equity placementss to cover longer term cash needs to continue operations and expansion.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover operation expenses.

Results of Operations for the year ended December 31, 2007 as compared to the year ended December 31, 2006

Revenues - The Company has revenues of $81,588 from tuition fees in 2007, compared to $93,041 in 2006 from its subsidiary : Windsor. The gross profit in 2007 was $80,840 compared to $85,714 in 2006.

Operating Expenses - The Company incurred operating expenses of $330,452 in 2007, compared to operating expenses of $1,040,368 in 2006.

Loss from Continuing Operations - Loss from continuing operations for 2007 was ($1,245,171) compared to the 2006 operating loss of ($2,454,299).

Net Loss - Net Loss to Common Stockholders in 2007 was ($1,245,171) in contrast to a Net Loss of ($7,890,967) in 2006.

Loss per Share - Loss per share was ($0.01) in 2007 compared to loss per share of ($0.39) in 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivatives or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short- term maturity of these instruments which eliminates any potential market risk associated with such instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Stated in U.S. dollars)
(audited)
	December 31,
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$2,840	$288,149
Accounts receivable	0	3,373
Prepaid expenses and other current assets	0	4,615
Amount due from related parties	25,300	25,973
Net assets of subsidiaries in liquidation	1	1

Total Current Assets	28,141	322,111

Property and Equipment, net of accumulated depreciation	9,632	11,129
of $62,421 and $51,442, respectively (Note 3)

Other Assets
Deposit paid in connection with contemplated acquisition of Beijing Topbiz
less allowance for doubtful recoverability	0	50,000
Investment	1	1
Goodwill	127,124	127,124
Other assets	886	785

Total Assets	$165,784	$511,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$474,561	$537,200
Amount due to related parties	292,668	0
Deferred revenue	0	12,849
Convertible debentures	1,650,000	3,325,000

Total Current Liabilities	2,417,229	3,875,049

Stockholders' Equity (Deficiency)
Common Stock : $0.001 par value
authorized : 500,000,000 common shares
issued and outstanding : 314,534,292 shares (2006: 20,011,792 shares)	314,534	20,012
Additional paid in capital	20,555,929	18,492,826
Accumulated deficit	-23,121,908	-21,876,737

Total stockholders' equity (deficiency)	-2,251,445	-3,363,899

Total Liabilities and Stockholders' Equity (Deficiency)	$165,784	$511,150

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended December 31, 2007 and 2006

(Stated in U.S. dollars)
(audited)	Year Ended December 31,
	2007	2006
Revenue
Tuition fee	$81,588	$93,041
	81,588	93,041

Cost of revenue
Tuition fee	748	7,327
	748	7,327

Gross profit	80,840	85,714

Selling, general, and administrative expenses	1,056,952	1,040,368
Income (loss) from Operations	-976,112	-954,654

Other income (Expense)
Other income	10,479	0
Interest income	536	43,980
Interest expense on convertible debentures	-173,058	-161,657
Late registration penalty fees	-57,016	-481,968
Impairment of deposit paid in connection with contemplated
acquisition of Beijing Topbiz	-50,000	-900,000
Other income (expense) - net	-269,059	-1,499,645

Income (loss) before Income Taxes	-1,245,171	-2,454,299

Income tax expense	0	0
Income (loss) from continuing operation	-1,245,171	-2,454,299

Discontinued operations :
Income (loss) from discontinued operations	0	1,150,154
Gain (loss) on liquidation of PRC subsidiaries	0	-6,566,822
Total	0	-5,416,668
Net income (loss)	-1,245,171	-7,870,967

Net income (loss) per share
Continue operations	(0.01)	(0.12)
Discontinued operations	(0.00)	(0.27)
Total	(0.01)	(0.39)

Weighted average number of common shares used to compute net income (loss) per share
Basic and diluted	157,685,128	20,011,792

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the year ended December 31, 2007

		Stock	Additional
	Common	Amount At	Paid In	Accumulated
Stated in U.S. dollars	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	20,011,792	$20,012	18,442,826	(14,005,770)	4,457,068

Fair value of 200,000 warrants issued for services
rendered			50,000		50,000

Net loss for the year ended
December 31, 2006				(7,870,967)	(7,870,967)

Balance, December 31, 2006	20,011,792	$20,012	18,492,826	(21,876,737)	(3,363,899)

Conversion of convertible debentures to
common shares @$0.05 per share	33,500,000	33,500	1,641,500		1,675,000

Conversion of penalty & liquidated damage in relation
to convertible debentures to shares @$0.05 per share	6,022,500	6,023	295,102		301,125

Shares issued for directors' services	253,000,000	253,000	126,500		379,500

Shares issued for services	2,000,000	2,000			2,000

Net loss for the year ended
December 31, 2007				(1,245,171)	(1,245,171)

Balance, December 31, 2007	314,534,292	314,535	20,555,928	(23,121,908)	(2,251,445)

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the year ended December 31, 2007 and 2006
(Stated in U.S. dollars)
(audited)
	2007	2006

Cash flows from operating activities
Net loss	$(1,245,171)	$(7,870,967)
Adjustments to reconcile net income (loss) to net cash
provided by (used for) operating activities :
Depreciation	3,529	3,213
Impairment of deposit paid in connection with contemplated
acquisition of Beijing Topbiz	50,000	900,000
Stock-based compensation	0	50,000
Loss on liquidation of PRC subsidiaries	0	6,566,822
Changes in operating assets and liabilities
Accounts receivable	3,373	2,497
Prepaid expenses and other current assets	4,615	230,550
Due from related parties	673	0
Due to related parties	292,668	3,530
Accounts payable and other accrued liabilities	(62,639)	202,054
Deferred revenue	(12,849)	(921,325)
Net cash provided by (used in) operating activities	(965,801)	(833,626)

Cash flows from investing activities
Deposit paid in connection with contemplated acquisition of Beijing Topbiz	0	(950,000)
Cash and cash equivalents of subsidiaries placed in liquidation	0	(4,033,661)
Purchases of property and equipment	(2,138)	(4,811)
Net cash provided by (used for) investing activities	(2,138)	(4,988,472)

Cash flows from financing activities
Convertible debentures	(1,675,000)	(25,000)
Issuance of common stock	2,357,625	0
Net cash provided by (used for) financing activities	682,625	(25,000)

Effect of exchange rate changes on cash	5	(3,362)

Increase (decrease) in cash and cash equivalents	(285,309)	(5,850,460)

Cash and cash equivalents - beginning of period	288,149	6,138,609

Cash and cash equivalents - end of period	$2,840	$288,149

(The accompanying notes are an integral part of these consolidated financial statements)

CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Stated in U.S. dollars)
(audited)

1	BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the
Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006 included in its Annual Report on Form 10-KSB.

The audited condensed consolidated financial statements include China Mobility Solutions, Inc and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholder's equity.

2	DISCONTINUED OPERATIONS

On August 15, 2006, a total of $3,350,000 of convertible debentures become due and payable. In October
2006, the Company was notified by the PRC State Administration of Foreign Exchange ("SAFE") that its application to convert certain cash held by the Company's two subsidiaries organized under the laws of the People's Republic of China (the "PRC Subsidiaries") into U.S. dollars and repay the debentures was denied. Later, in the three months ended December 31, 2006, based upon advice of PRC counsel that the Beijing Rule of Liquidation was the sole means to repay the outstanding debentures, the PRC subsidiaries submitted applications to a PRC regulatory authority to liquidate pursuant to the Beijing Rule of Liquidation. In connection therewith, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. The Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company reduced the carrying value of the net assets of the PRC Subsidiaries to $1 at December 31, 2006 and reflected operations of the PRC Subsidiaries to September 30, 2006 as discontinued operations. In the event that the Company receives more than $1 from the liquidations, it will recognize a gain in such future periods that the proceeds are realized.

3	PROPERTY AND EQUIPMENT

Property and equipment, net consists of :
	December 31	December 31
	2007	2006
Equipment	$41,913	36,913
Library	15,114	12,816
Furniture	15,026	12,842
Total	72,053	62,571
Less : Accumulated depreciation	-62,421	-51,442
Net book value	9,632	11,129

The depreciation expenses charged to continuing operations for the year ended December 31, 2007 were $3,491.

4	CONVERTIBLE DEBENTURES

On August 15, 2005, the Company completed an offering of 134 units ("Units") for $3,350,000. Each Unit was sold for $25,000, consisting of $25,000 principal amount of senior convertible debentures (the
"Debentures"), and one new Series "A" Warrant and one new Seris "B" Warrant. The Debentures were initially convertible at $0.35 per share for 71,429 shares of common stock of the Company; maturing on
August 15, 2006 and accruing interest at a rate of not less than 6% per annum equal to the sum of 2%
per annum plus the one -month London Inter-Bank Offer Rate ("LIBOR"). The Debentures are subject to redemption at 125% of the principal amount plus accrued interest commencing six months after
August 7, 2006.

Each Unit also included: (i) new Series "A" Warrants exercisable at $0.44 per share to purchase 71,429 shares of Common Stock of the Company until February 15, 2009. The new Series "A" and new Series
"B" Warrants are subject to redemption by the Company at $0.001 per Warrant at any time commencing six months and twelve months, respectively, from August 7, 2006, provided the average closing bid price of the common stock of the Company equals or exceeds 175% of the respective exercise prices for 20 consecutive trading days.

On January 18, 2006, the Company received a letter (the "Default Notice") from the attorney for
Southridge Partners, LP, (the "Lender"), the holder of $500,000 principal amount of the Company's
Senior Convertible Debentures (the "Debenture") stating that the Company was in default of certain transaction agreements (the "Transaction Agreements") issued in connection with the Debenture by virtue of the Company's issuance of registered shares of stock to employees and consultants under a
Form S-8 registration statement and the filing of the Form S-8 prior to the date of effectiveness, August
7, 2006, of the Company's SB-2 Registration Statement required under the Registration Rights
Agreement (one of the Transaction Agreements).

4	CONVERTIBLE DEBENTURES (continued)

The Company denied that it was in default of the Transaction Agreements. However, in order to avoid costly litigation, the parties entered into a waiver/settlement agreement on May 4, 2006 (the "Waiver/
Settlement Agreement").

In accordance with the terms of the Waiver/Settlement Agreement, the initial conversion price of the
Debenture was reduced from $0.35 per share to $0.30 per share, the new Series "A" Warrant exercise price was reduced from $0.44 to $0.38 per share and the new Series "B" Warrant exercise price was reduced from $0.52 to $0.45 per share. In addition, the number of shares of the Company's common stock exercisable upon conversion of each $25,000 principal amount of Debenture and upon exercise of the new Series "A" and new Series "B" Warrants included in each Unit was increased from 71,429 shares to 83,333 shares for each of the Debenture, Class A Warrants and Class B Warrants, or an
aggregate of 250,000 shares per unit.

The Lender waived the S-8 Default set forth in the Default Notice and the Company agreed not to file any additional S-8 Registration Statements prior to 45 days after August 7, 2006.

On August 15, 2006, the Company did not repay the $3,350,000 of Debentures then due. The Company has paid all interest on the Debenture accrued through November 15, 2006. As discussed in Note 2, the Company had applied to the regulatory authority in China to approve converting its subsidiaries'
fund into U.S. dollars and repay the Debentures and was denied. The Company was advised that the
Rule of Liquidation is the sole means of assuring repayment of the Debentures and subsequently submitted applications for such liquidations to a PRC regulatory authority. At May 18, 2007, these liquidations have not been completed.

The holder of an aggregate of $300,000 of the Debentures has agreed to extend the due date to
December 31, 2007 with an interest rate of 10% per annum starting from August 15, 2006 and the exercise price of the new Series "A" Warrants and new Series "B" Warrants being reduced to $0.15 and $0.20 per share respectively. Other terms remain the same.

The Company received letters (the "Default Letters") from the attorneys for two holders of an aggregate
$875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. On September 18, 2006, one of the debenture holders commenced a lawsuit against the Company in the Supreme Court of the State of
New York, New York County (No. 603266). The action is a motion for summary judgement in lieu of complaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. On January 19, 2007, this motion was granted and a judgement in the amount of $545,440 was awarded the Plaintiff.

4	CONVERTIBLE DEBENTURES (continued)

The Company entered into conversion/settlement agreements (the "Conversion Agreements") dated
February 2, 2007, which provided that the conversion price (the "Conversion Price") of the Debentures, as set forth in paragraph 7(d) of the Debentures shall be reduced to $0.05 per share of Common Stock
("Underlying Common Stock") issuable upon conversion (the "Conversion"), provided that at least fifty
(50%) percent in principal amount (or $1,675,000) of the initial $3,350,000 of Debentures (the "Minimum
Conversion") agree to the Conversion. The closing of the Conversion (the "Closing") occurred on
February 12, 2007. Those Debenture holders who agree to the Conversion shall also agree to convert all accrued but unpaid penalties and interest owed by the Company into Common Stock at $0.05 per share. Pursuant to the terms of the May 4, 2006 Waiver/Settlement Agreement entered into between the Company and Debenture holders the Conversion Price of the Debentures was reduced to its current price of $0.30 per share. A total of 39,522,500 shares of common stock were issued to 29
Debenture holders under Conversion Agreements in satisfaction of $1,675,000 total principal amount of Debentures and $301,125 unpaid accrued interest and late registration penalty fees.

The Conversion Agreements provided for the Debenture holders who signed such agreements to:
(i) terminate any and all pending litigation with the Company to which they are a party, without prejudice to reinstatement if and only if the Minimum Conversion is not completed, and/or the Company defaults in its obligations under the Conversion Agreements; (ii) in any vote of shareholders not vote against any nominee to the Board of Directors of the Company and any proposal designated by current management of the Company and its officers, directors, employees, representatives and affiliates following the Closing.

The Company agreed to make whatever filings are necessary with the SEC, whether by way of supplement or post-effective amendment to this registration statement concerning the Underlying Common
Stock, to permit issuance of common stock at the reduced Conversion Price of $0.05 per share.
Notwithstanding the foregoing, only the original 214,287 shares of Common Stock issuable underlying each $25,000 Unit, including 71,429 Shares of Common Stock underlying each Debenture, are registered on this Registration Statement. Accordingly, at the reduced Conversion Price of $0.05 per share an aggregate of 500,000 shares of Common Stock would be issuable upon conversion of the Debentures and an additional 166,666 shares of Common Stock issuable upon exercise of warrants included in the Units.
All additional shares of Common Stock not included in this Registration Statement, as well as those issuable in exchange for any interest and penalties due under the Debentures at the time of the Closing, have been included in a second registration statement filed by the Company on February 12, 2007.

The Company shall also provide the Debenture holders with "most favored nation" status and reduce the
Conversion Price to the per share price of any equity offering made by the Company within 18 months of the Closing Date. The Company shall issue such number of additional shares to the Debenture holders to reduce their Conversion Price to that of such subsequent offering.

At December 31, 2007, accounts payable and accrued liabilities include interest payable of $474,561 and unpaid late registration penalty fees payable of $129,277.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the year ended December 31, 2007 and 2006.

	2007	2006

Net loss for the period	-1,245,171	-7,870,967

Weighted-average number of shares outstanding	157,685,128	20,011,792

Effective of dilutive securities :
Dilutive options - $0.30	0	0
Dilutive warrants new Series "A" - $0.15	0	0
Dilutive warrants new Series "A" - $0.38	0	0
Dilutive warrants new Series "B" - $0.20	0	0
Dilutive warrants new Series "B" - $0.45	0	0
Dilutive warrants Series "C" - $0.45	0	0
Dilutive potential common shares	0	0

Adjusted weighted-average shares and assumed conversions	157,685,128	20,011,792

Basic income (loss) per share attributable to common shareholders	$(0.01)	(0.39)

Diluted income (loss) per share attributable to common shareholders	$(0.01)	(0.39)

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

6	SHARE PURCHASE WARRANTS

During the year ended December 31, 2007, no share purchase warrants were issued, exercised or cancelled.

As of December 31, 2007, 122 new Series "A" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.38 unitl February 15, 2008. 122 new Series "B"
warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series "A" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amendednew Series "B" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.20 until February 15, 2009. 200,000 Series "C" warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on
May 5, 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 21, 2006, we engaged Michael T. Studer, C.P.A., P.C., an independent registered firm of Certified
Public Accountants, as our principal independent accountant with the approval of our company's board of directors. Moen and Company LLP ("Moen") resigned on July21, 2006 as our independent registered public accounting firm. Moen advised us they ceased doing business on July 21, 2006. Moen was the Company's independent auditor and examined the financial statements of the Company for the fiscal year ended
December 31, 2004 and 2005.

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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed and summarized and is reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief
Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide onlyreasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship relationship of possible controls and procedures.

As of the date of this report, the Company's management, including the President ( principal executive officer ) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a - 14.
Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Companys management carried out its evaluation. During the year covered by this annual report on Form 10K, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15(f) under the Exchange
Act ) that materially affected, or is reasonably likely materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART 3

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

( a ) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

Name	Age	Title	Term

Xiao-qing Du	38	President and Director	Annual
John Gaetz	58	Director and Secretary	Annual

The following table sets forth the portion of their time the directors devote to the Company :

Xiao-qing Du	100%
John Gaetz	20%

The term of office for each director is one year, or until his/her successor is elected at the Company annual meeting and is qualified. The term of office for each of the officers is at the discretion of the Board of Directors.

( b ) Business Experience

The following is a brief account of the business experience during the past five years of each of the Company's directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Xiao-Qing Du, President and Director, age 38.

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

John Gaetz, Director, age 58.

Mr. Gaetz currently is founder and president of Presidents Corporate Group; a company structured to provide governance, administration and management services for public companies. Previous positions included a two-year term as founder and president of West Coast Stock Transfer Inc, a six-year term as Vice President and CFO of UltraGuard Water System Inc; a public company engaged in development and marketing ultraviolet based disinfection products and twenty five years spent in various financial and senior management positions with the Harnischfeger Corporation, a major mining, construction and defense equipment manufacturer.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to this item may be found in the section captioned "Compensation of Directors"
appearing in Schedule 14C of the Securities Exchange Act of 1934 filings on June 2008. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BEBEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Information with respect to this item may be found in the sections captioned "Security Ownership of Directors
And Officers And Certain Beneficial Owners" and "Certain Relationships and Related Transactions" appearing in Schedule 14C of the Securities Exchange Act of 1934 filings on June 2008. This information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to this item may be found in the section captioned "Compensation of Directors" and
"Certain Relationships and Related Transactions" appearing in Schedule 14C of the Securities Exchange Act of 1934 filings on June 2008. This information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to this item may be found in the section captioned "Independent Auditors" appearing in Schedule 14C of the Securities Exchange Act of 1934 filings on June 2008. This information is incorporated herein by reference.

PART 4

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES AND EXHIBIT INDEX

(a) The following documents are filed as part of this Report :

1. Financial Statements :
Page
Consolidated Balance Sheet as of December 31, 2007 and 2006	13
Consolidated Statements of Operations for the Years ended December 31, 2007 and 2006	14
Consolidated Statements of Stockholders' Equity for the Years ended December 31, 2007,2006 and 2005	15
Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006	16
Notes to Consolidated Financial Statements	17 - 21

2	Exhibits

	Exhibit Number	Exhibit Description

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* These certificates accompany China Mobility Solutions, Inc Annual Reports on Form 10-K; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of China Mobility Solutions, Inc. under the Securities Act of 1933, or the Securities Exchange
Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation langauge in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Mobility Solutions, Inc.

January 22, 2009	By:	/s/ Angela Du
Angela Du
Director and Chief Executive Officer

/s/ Ernest Cheung
Ernest Cheung
Chief Financial Officer