Form 10-Q
period 2008-03-31
Global Peopleline Telecom Inc. (Formerly China Mobility Solutions, Inc.)
filed 2009-01-22
CIK 1082603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008

OR

(    ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________  to _____________

Commission File Number : 0 - 26559

GLOBAL PEOPLELINE TELECOM, INC.
(Exact name of registrant as specified in its charter )

Florida	330-751560
------------------------------------------------	-----------------------------------------------
( State or other jurisdiction of incorporation or organization )	( I. R. S. Empl. Ident. No. )

407 - 1270 Robson Street, Vancouver, B.C. V6E 3Z6 Canada (Address of principal executive offices ) ( Zip Code ) 1 - 604 - 632 - 9638 (Registrant's telephone number, including area code )
Indicate by check whether the rgistrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-
accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer,"
and "small reporting company" in Rule 12B-2 of the Exchange Act. (Check one) :

Large accelerated filer ( )	Accelerated filer ( X )

Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Securities Exchange Act ) Yes ( X ) No ( )

As of November 30, 2008, 3,145,343 shares of the registrant's common stock were outstanding.

	GLOBAL PEOPLELINE TELECOM, INC.
	( FORMERLY : CHINA MOBILITY SOLUTIONS, INC. )
	FORM 10-Q

	TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Balance Sheets as at March 31, 2008 and December 31, 2007	1

	Statements of Operations for 3 months ended March 31, 2008 and 2007	2

	Statements of Cash Flows for 3 months ended March 31, 2008 and 2007	3

	Notes to the Financial Statements	4 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	8 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	11 - 12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securites	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits, Signatures and Certification	14

CERTIFICATION		15 - 18

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
As At 31 March, 2008 and December 31, 2007

(Stated in U.S. dollars)
(unaudited)
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$2,778	$2,840
Amount due from related parties	24,324	25,300
Net assets of subsidiaries in liquidation	1	1

Total Current Assets	27,103	28,141

Property and Equipment, net of accumulated depreciation	8,652	9,632
of $60,992 and $62,421, respectively (Note 3)

Other Assets
Investment	1	1
Goodwill	127,124	127,124
Other assets	844	886

Total Assets	$163,724	$165,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$532,916	$474,561
Amount due to related parties	293,351	292,668
Convertible debentures	1,650,000	1,650,000

Total Current Liabilities	2,476,267	2,417,229

Commitments and Contingencies	-	-

Stockholders' Equity (Deficiency)
Common Stock : $0.001 par value
authorized : 500,000,000 common shares
issued and outstanding : 314,534,292 shares (2007: 314,534,292 shares)	314,534	314,534
Additional paid in capital	20,555,929	20,555,929
Accumulated deficit	(23,183,006)	(23,121,908)

Total stockholders' equity (deficiency)	(2,312,543)	(2,251,445)

Total Liabilities and Stockholders' Equity (Deficiency)	$163,724	$165,784

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008 and 2007

(Stated in U.S. dollars)
(unaudited)	Three months ended
	March 31,		March 31,
	2008		2007
Revenue
Tuition fee	$-		$21,009
	-		21,009
Cost of revenue
Tuition fee	-		631
	-		631

Gross profit	-	-	20,378

Expenses
Advertising and promotion	-		486
Consulting and professional	-		35,349
Depreciation	617		744
Foreign exchange loss (gain)	1,962		9,007
General and administrative	47		33,631
Interest expense and penalty	58,472		64,560
Rent	-		8,656
Salaries, wages and sub-contract	-		36,533
	61,098		188,966

Operating Income (Loss)	(61,098)		(168,588)

Other Income (Expenses)
Other income	-		1,703
Other income (expense)- net	-		1,703

Net Loss	(61,098)		(166,885)

Income (loss) from continuing operations	(61,098)		(166,885)

Earnings (loss) per share attributable to common
stockholders:	(0.00)		(0.01)

Weighted average number of common shares used to compute net income (loss) per share
Basic and diluted	50,363,325		20,011,792

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
( FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES )
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period ended March 31, 2008

		Stock	Additional
	Common	Amount At	Paid In	Accumulated
Stated in U.S. dollars	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	20,011,792	$ 20,012	$ 18,442,826	$ (14,005,770)	$ 4,457,068

Fair value of 200,000 warrants issued for services
rendered			50,000		$ 50,000

Net loss for the year ended
December 31, 2006				(7,870,967)	$ (7,870,967)

Balance, December 31, 2006	20,011,792	$ 20,012	$ 18,492,826	$ (21,876,737)	$ (3,363,899)

Conversion of convertible debentures to
common shares @$0.05 per share	33,500,000	33,500	1,641,500		$ 1,675,000

Conversion of penalty & liquidated damage in relation
to convertible debentures to shares @$0.05 per share	6,022,500	6,023	295,102		$ 301,125

Shares issued for directors' services	253,000,000	$ 253,000	$ 126,500		$ 379,500

Shares issued for sevices	2,000,000	$ 2,000			$ 2,000

Net loss for the year ended
December 31, 2007				$ (1,245,171)	$ (1,245,171)

Balance, December 31, 2007	314,534,292	314,535	20,555,928	(23,121,908)	(2,251,445)

Net loss for the period				(61,098)	$ (61,098)

Balance, March 31, 2008	314,534,292	314,535	20,555,928	(23,183,006)	(2,312,543)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Stated in U.S. dollars)
(unaudited)

	2008	2007

Cash flows from operating activities
Net loss	$ (61,098)	$ (166,885)
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	617	744
Translation adjustments	405	9,237
Changes in assets and liabilities
(Increase)Decrease in accounts receivable	976	12
(Increase)Decrease in prepaid expenses and other current assets	-	2,332
Increase (Decrease) in amount due from (to) related parties	683	(13,576)
Increase (Decrease) in accounts payable	58,355	61,440
Increase (Decrease) in deferred revenue	-	489
Net cash provided by (used in) operating activities	(62)	(106,207)

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash and cash equivalents	(62)	(106,207)

Cash and cash equivalents - beginning of period	2,840	288,149

Cash and cash equivalents - end of period	$ 2,778	$ 181,942

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Stated in U.S. dollars)
(unaudited)

1	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. However, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed pursuant to the rules and regulations of the
Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2007 included in its Annual Report on Form 10-K.

In August 2008, the Company changed its name to Global Peopleline Telecom, Inc.

The unaudited condensed consolidated financial statements include Global Peopleline Telecom, Inc. and its subsidiaries. All inter-company transactions and accounts have been eliminated.

Certain items have been reclassified to conform to the current period presentation. There is no effect on total results of operations or stockholder's equity.

2	DISCONTINUED OPERATTIONS

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
operations of the PRC Subsidiaries to September 30, 2006 as discontinued operations. In the event that the Company receives more than $1 from the liquidations, it will recognize a gain in such future periods that the proceeds are realized.

3	PROPERTY AND EQUIPMENT

	Property and equipment, net consists of :
		March 31	December 31
		2008	2007
	Equipment	$40,579	41,913
	Library	14,530	15,114
	Furniture	14,535	15,026
	Total	69,644	72,053
	Less : Accumulated depreciation	(60,992)	(62,421)
	Net book value	8,652	9,632

The depreciation expenses charged to operations for the three months ended March 31, 2008 were $617.

4	CONVERTIBLE DEBENTURES

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

At March 31, 2008, accounts payable and accrued liabilities include interest payable of $403,639 and unpaid late registration penalty fees payable of $129,277.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the three months ended March 31, 2008 and 2007.

	2008	2007

Net loss for the period	(61,098)	(166,885)

Weighted-average number of shares outstanding	314,534,292	20,011,792

Effective of dilutive securities :
Dilutive options - $0.30	-	-
Dilutive warrants new Series "A" - $0.15	-	-
Dilutive warrants new Series "A" - $0.38	-	-
Dilutive warrants new Series "B" - $0.20	-	-
Dilutive warrants new Series "B" - $0.45	-	-
Dilutive warrants Series "C" - $0.45	-	-
Dilutive potential common shares	-	-

Adjusted weighted-average shares and assumed conversions	50,363,325	20,011,792

Basic income (loss) per share attributable to common shareholders	$(0.00)	(0.01)

Diluted income (loss) per share attributable to common shareholders	$(0.00)	(0.01)

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

6	SHARE PURCHASE WARRANTS

During the three months ended March 31, 2008, no share purchase warrants were issued, exercised or cancelled.

As of June 30, 2007, 122 new Series "A" warrants were outstanding which entitle the holders to purchase
83,333 common shares of the Company at $0.38 unitl February 15, 2008. 122 new Series "B" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.45 until February 15, 2009. 12 amended new Series "A" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.15 each until February 15, 2008. 12 amended new Series "B" warrants were outstanding which entitle the holders to purchase 83,333 common shares of the Company at $0.20 until February 15, 2009. 200,000 Series "C" warrants were outstanding which entitle the holders to purchase 200,000 common shares of the Company at $0.45 each expiring on
May 5, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Discontinued Quicknet Operations

The liquidation of Quicknet (the "Liquidation") began in January 2007, at which time the Beijing
Bureau of Commerce approved the Liquidation of the Company's operating subsidiaries in China, and its operations are reflected as discontinued operations. Management does not believe that the operations of Quicknet will be transferred to a new entity controlled by the Company following the completion of the Liquidation. Quicknet was engaged in the development of software for mobile/
wireless communication and for Short Message Services ("SMS").

In connection with the Liquidation, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. For the quarter ended June 30, 2007, the Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 at December 31, 2006 and continues to maintain that carrying value at March 31, 2008. Likewise, the Company has reflected operations ot the PRC subsidiaries for the quarter ended March 31, 2008 as discontinued operations.

Critical Accounting Policies

Our discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, intangible and long-lived assets, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reaseonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Critical Accounting Policies (continued)

Income Taxes - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxabel income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

Valuation Of Long-Lived Assets - We review property, plant and equipment and other assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assess the fair value of the assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimate undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region could lead to impairment adjustments when identified. The accounting effect of an impairment loss would be a charge to income, thereby reducing our net profit.

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

Potential risks and uncertainties include, among other things, such factors as :

* the Liquidation of our PRC Subsidiaries as set forth below under the "Liquidation of Quicknet
Subsidiaries to Repay Debentures in Default,"

* our business strategies and future plans of operations,

* general economic conditions in the United States and elsewhere, as well as the economic conditions affecting the industries in which we operate,

* the market acceptance and amount of sales of our products and services,

* our historical losses,

* the competitive enviroment within the industries in which we compete,

* our ability to raise additional capital, currently needed for expansion, the other factors and information discussed in other sections of this report and in the documents incorporated by reference in this report.

Forward-looking Statements (continued)

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

ITEM 3. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivaties or investments that are subject to market risk. The carrying values of any financial instruments, approximate fair value as of those dates because of the relatively short-term maturity of these instruments which eliminates any potential market risk associated with such instruments.

ITEM 4. CONTROLS AND PROCEDURES

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
Based upon the evaluation, the Company's President ( principal executive officer ) and Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's disclosure controls and procedures or in other factors, which could significantly affect disclosure controls subsequent to the date the Companys management carried out its evaluation. During the period covered by this quarterly report on Form 10Q, there was no change in our internal control over financial reporting ( as defined in Rule 13a - 15(f) under the Exchange
Act ) that materially affected, or is reasonably likely materially affect, our internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. During the period covered by this report, the legal proceedings that commenced or had material developments are as follows :

On September 18, 2006, Southridge Partners, L.P. ("Plaintiff") commenced a lawsuit against the
Company in the Supreme Court of the State of New York, New York County (No. 603266) for an
alleged default on repayment of its Senior Convertible Debentures due August 15, 2006 (the
"Debentures"). The motion for summary judgement in lieu of complaint was granted based on the
Company's Debentures in the amonunt of $500,000 in favor of the Plaintiff which was due on August
15, 2006, with interest at 12% per annum. During the quarter of March 31, 2007, the Plaintiff took steps to execute its default judgement.

ITEM 1. LEGAL PROCEEDINGS (continued)

On February 22, 2007, Microsoft Corporation commenced a lawsuit against the Company and others in the King County Superior Court of the State of Washington (No. 06-2-18596-0 SEA). Microsoft
alleges claims for trepass to chattels, conversion, and violations of the Washington Commercial
Electronic Mail Act, Washington Consumer Protection Act, the Controlling the Assault of Non-
Solicited Pornography and Marketing Act ('CAN-SPAM"), and the Lanham Act. The Company has
retained counsel to evaluate and defend the suit.

No director, officer or affiliate of Global Peopleline Telecom, Inc., and no owner of record or beneficial owner of more than 5% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to it in reference to pending litigation.

ITEM 1A. RISK FACTORS

The Company at present does not engage in any business activities thus will not be subjected to any risk.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company entered into the Conversion/Settlement Agreements dated February 2, 2007 and
February 12, 2007, respectively. The Company offered to lower the conversion price of the Debentures to $.05 per share conditioned upon at least 50% in principal amount of Debentures agreeing to convert all of their Debentures in accordance with the terms and conditions of a Conversion/Settlement
Agreement dated February 2, 2007. This transaction was completed in February 2007 and approximately 58% of the Debentures have been converted at $.05 per share or an aggregate of
33,500,000 shares of Common Stock were issued upon conversion during the quarter plus an additional 6,022,500 shares in satisfaction of unpaid accrued interest and late registration fees. The
Debentureholders who executed the Agreement released the Company from all claims.

The Conversion/Settlement Agreements provided for an increase in the number of shares of Common
Stock issuable upon conversion of the Debentures and exercise of the Warrants as a result of the reduction in the initial conversion price. Thus, there are now more shares issuable than were contemplated during the original offer. The Company believed that the offer (there was no issuance)
of such additional shares was exempt from registration under the Securities Act and under applicable state securities laws pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D
promulgated thereunder. The offer was made some 18 months after the original sale to the same investors. The Company did not offer securities to any new investors, nor was it receiving proceeds from the issuance of additional shares. The offer was not made voluntarily, but solely in reponse to treatened litigation.

The Company has not received any proceeds as a result of the registration statement that went effective on August 7, 2006, registering a protion of the additional shares issuable upon conversion of Debentures and exercise of the Class A and Class B Warrants, under the Settlement Agreement, as the case may be, as well as placement agent warrants and warrants received as compensation for services provided.

Since the Company entered into the May 2006 Settlement Agreement and the February 2007
Conversion/Settlement Agreement, it has not been threatened by any of its investors or shareholders with respect to rescission rights. Furthermore, notwithstanding the fact that shares of common stock have been removed from the initial Registration Statement which was declared effective by the SEC on
August 7, 2006, the SEC is not foreclosed from taking any enforcement action with respect to the filing and the Company may not assert the declaration of effecativeness as a defense in any proceeding initiated by the SEC.

No dividends on outstanding common stock have ever been paid. The Company does presently have any plans regarding payment of dividends in the foreseeable future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company disclosed in a Current Report on Form 8-K for August 31, 2006, that it had not repaid
$3,350,000 of Senior Convertible Debentures due August 15, 2006 (the "Debentures"). The Company
stated that it had sufficient cash on hand to repay the Debentures and any accrued interest. The
Company also disclosed in a Current Report on Form 8-K for August 31, 2006, that it had applied to the banking authorities (State Administration of Foreign Exchange ("SAFE")) in China to convert its subsidiaries' fund into U.S. dollars and repay the Debentures. The Company's operating subsidiary in
China has advised the Company that its application to SAFE to withdraw the funds from China had been denied. On October 25, 2006, the Company retained the law firm of Wyatt & Wang in Beijing to assist it comply with the Beijing Rule of Liquidation of companies with foreign investment (the "Rule of
Liquidation"). The Company has been advised by PRC Counsel that the Rule of Liquidation is the sole means of assuring repayment of the Debentures. The Company began the process to submit an application for such liquidation to the Bureau of Ministry of Commerce ("BOMOC"). On January 16, 2007,
the Beijing Bureau of Commerce approved the Liquidation.

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

The Company received letters (the "Default Letters") from the attorneys for two holders of an aggregate
$875,000 principal amount of Debentures stating that the Company was in default under the Debentures as a result of its failure to pay principal plus interest thereon. On September 18, 2006, one of the debenture holders commenced a lawsuit against the Company in the Supreme Court of the State of
New York, New York County (No. 603266). The action is a motion for summary judgement in lieu of camplaint based on the Company's Debentures in the amount of $500,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 12% per annum. On January 19, 2007, this motion was granted and a judgement in the amount of $545,440 was awarded the Plaintiff. This debenture holder, Southridge
Partners, LP, took steps to execute on its judgement in excess of $545,440 plus interest during the first quarter of 2007. The second debenture holder, Iroquois Management Fund Ltd., commenced a lawsuit on November 25, 2006 against the Company in the Supreme Court of the State of New York,
New York, New York County (No. 6604397/06). The action is a motion for summary judgement in lieu of complaint based on the Company's Debentures in the amount of $375,000 in favor of Plaintiff which was due on August 15, 2006, with interest at 6% per annum from June 30, 2005 to August 15, 2006, and with interest at 12% per annum from August 15, 2006 to the date of entry of judgement, plus costs and disbursements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* These certificates accompany Global Peopleline Telecom, Inc Quarterly Report on Form 10-Q; they are not deemed "filed" with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of Global Peopleline Telecom, Inc. under the Securities Act of 1933, or the Securities Exchange
Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation langauge in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Peopleline Telecom, Inc.
January 22, 2009	By:	/s/ Angela Du
Angela Du
Director and Chief Executive Officer

/s/ Ernest Cheung
Ernest Cheung
Chief Financial Officer