Form 10-Q
period 2008-06-30
Global Peopleline Telecom Inc. (Formerly China Mobility Solutions, Inc.)
filed 2009-01-22
CIK 1082603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to _____________

Commission File Number : 0 - 26559

GLOBAL PEOPLELINE TELECOM, INC. (Exact name of registrant as specified in its charter )

Florida	330-751560
------------------------------------------------	-----------------------------------------------
( State or other jurisdiction of incorporation or organization )	(I. R. S. Empl. Ident. No. )

407 - 1270 Robson Street, Vancouver, B.C. V6E 3Z6 Canada (Address of principal executive offices ) ( Zip Code ) 1 - 604 - 632 - 9638 ( Registrant's telephone number, including area code )

Indicate by check whether the rgistrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days. YES ( ) NO ( X )

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
	FORM 10-Q

	TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Balance Sheets as at June 30, 2008 and December 31, 2007	1

	Statements of Operations for 6 months ended June 30, 2008 and 2007	2

	Statements of Stockholder's Equity	3

	Statements of Cash Flows for 6 months ended June 30, 2008 and 2007	4

	Notes to the Financial Statements	5 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	8 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART 2 - OTHER INFORMATION

Item 1.	Legal Proceedings	11 - 12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securites	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 5.	Other Information	13

Item 6.	Exhibits, Signatures and Certification	14

CERTIFICATION		15 - 18

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEETS
As At 30 June, 2008 and December 31, 2007

(Stated in U.S. dollars)
(unaudited)
	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$2,738	$2,840
Amount due from related parties	24,543	25,300
Net assets of subsidiaries in liquidation	1	1

Total Current Assets	27,282	28,141

Property and Equipment, net of accumulated depreciation	8,115	9,632
of $62,070 and $62,421, respectively (Note 3)

Other Assets
Investment	1	1
Goodwill	127,124	127,124
Other assets	844	886

Total Assets	$163,366	$165,784

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and other accrued liabilities	$593,169	$474,561
Amount due to related parties	293,199	292,668
Convertible debentures	1,650,000	1,650,000

Total Current Liabilities	2,536,368	2,417,229

Stockholders' Equity (Deficiency)
Common Stock : $0.001 par value
authorized : 500,000,000 common shares
issued and outstanding : 314,534,292 shares (2007: 314,534,292 shares)	314,534	314,534
Additional paid in capital	20,555,929	20,555,929
Accumulated deficit	(23,243,465)	(23,121,908)

Total stockholders' equity (deficiency)	(2,373,002)	(2,251,445)

Total Liabilities and Stockholders' Equity (Deficiency)	$163,366	$165,784

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2008 and 2007

(Stated in U.S. dollars)
(unaudited)	Six months ended
	June 30,		June 30,
	2008		2007
Revenue
Tuition fee	-		66,077
	-		66,077
Cost of revenue
Tuition fee	-		695
	-		695

Gross profit	-	-	65,382

Expenses
Advertising and promotion	-		536
Consulting and professional	-		38,120
Depreciation	1,236		1,640
Foreign exchange loss (gain)	1,532		(1,952)
General and administrative	93		43,259
Interest expense and penalty	118,699		118,335
Investment w/o	-		50,000
Liquidated damages	-		100,157
Rent	-		22,179
Salaries, wages and sub-contract	-		71,918
	121,560		444,192

Operating Income (Loss)	(121,560)		(378,810)

Other Income (Expenses)
Other income	-		4,354
Interest income	3		516
Other income (expense)- net	3		4,870

Net Loss	(121,557)		(373,940)

Income (loss) from continuing operations	(121,557)		(373,940)

Earnings (loss) per share attributable to common
stockholders:	(0.00)		(0.01)

Weighted average number of common shares used to compute net income (loss) per share
Basic and diluted	314,534,292		50,363,325

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
( FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES )
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
for the period ended June 30, 2008

		Stock	Additional
	Common	Amount At	Paid In	Accumulated
Stated in U.S. dollars	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2005	20,011,792	$ 20,012	$ 18,442,826	$ (14,005,770)	$ 4,457,068

Fair value of 200,000 warrants issued for services
rendered			50,000		$ 50,000

Net loss for the year ended
December 31, 2006				(7,870,967)	$ (7,870,967)

Balance, December 31, 2006	20,011,792	$ 20,012	$ 18,492,826	$ (21,876,737)	$ (3,363,899)

Conversion of convertible debentures to
common shares @$0.05 per share	33,500,000	33,500	1,641,500		$ 1,675,000

Conversion of penalty & liquidated damage in relation
to convertible debentures to shares @$0.05 per share	6,022,500	6,023	295,102		$ 301,125

Shares issued for directors' services	253,000,000	$ 253,000	$ 126,500		$ 379,500

Shares issued for sevices	2,000,000	$ 2,000			$ 2,000

Net loss for the year ended
December 31, 2007				$ (1,245,171)	$ (1,245,171)

Balance, December 31, 2007	314,534,292	314,535	20,555,928	(23,121,908)	(2,251,445)

Net loss for the period				(121,557)	$ (121,557)

Balance, June 30, 2008	314,534,292	314,535	20,555,928	(23,243,465)	(2,373,002)

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Stated in U.S. dollars)
(unaudited)

	2008	2007

Cash flows from operating activities
Net loss	$ (121,557)	$ (373,940)
Adjustments to reconcile net loss to net cash
Provided by (Used in) operating activities
Depreciation and amortization	1,236	1,640
Translation adjustments	-	9,354
Changes in assets and liabilities
(Increase)Decrease in accounts receivable	-	(372)
(Increase)Decrease in prepaid expenses and other current assets	-	4,615
Increase (Decrease) in amount due from (to) related parties	1,288	(60,490)
Increase (Decrease) in accounts payable	118,608	(172,903)
Increase (Decrease) in deferred revenue	-	(12,849)
Net cash provided by (used in) operating activities	(425)	(604,945)

Cash flows from investing activities
Investments written off	-	50,000
Purchases of property and equipment	323	(1,142)
	323	48,858

Cash flows from financing activities	-	301,125

Increase (decrease) in cash and cash equivalents	(102)	(254,962)

Cash and cash equivalents - beginning of period	2,840	288,149

Cash and cash equivalents - end of period	$ 2,738	$ 33,187

(The accompanying notes are an integral part of these consolidated financial statements)

GLOBAL PEOPLELINE TELECOM, INC. AND SUBSIDIARIES
(FORMERLY : CHINA MOBILITY SOLUTIONS, INC. AND SUBSIDIARIES)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
operations of the PRC Subsidiaries to September 30, 2006 as discontinued operations. In the event that the Company receives more than $1 from the liquidations, it will recognize a gain in such future periods that the proceeds are realized.

3	PROPERTY AND EQUIPMENT

	Property and equipment, net consists of :
		June 30	December 31
		2008	2007
	Equipment	$40,878	41,913
	Library	14,661	15,114
	Furniture	14,646	15,026
	Total	70,185	72,053
	Less : Accumulated depreciation	(62,070)	(62,421)
	Net book value	8,115	9,632

4	CONVERTIBLE DEBENTURES

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

At June 30, 2008, accounts payable and accrued liabilities include interest payable of $463,892 and unpaid late registration penalty fees payable of $129,277.

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

The following table sets forth the computations of shares and net loss used in the calculation of basic and diluted loss per share for the six months ended June 30, 2008 and 2007.

	2008	2007

Net loss for the period	(121,557)	(373,940)

Weighted-average number of shares outstanding	314,534,292	50,363,325

Effective of dilutive securities :
Dilutive options - $0.30	-	-
Dilutive warrants new Series "A" - $0.15	-	-
Dilutive warrants new Series "A" - $0.38	-	-
Dilutive warrants new Series "B" - $0.20	-	-
Dilutive warrants new Series "B" - $0.45	-	-
Dilutive warrants Series "C" - $0.45	-	-
Dilutive potential common shares	-	-

Adjusted weighted-average shares and assumed conversions	314,534,292	50,363,325

Basic income (loss) per share attributable to common shareholders	$(0.00)	(0.01)

Diluted income (loss) per share attributable to common shareholders	$(0.00)	(0.01)

The effect of outstanding options and warrants was not included as the effect would be anti-dilutive.

6	SHARE PURCHASE WARRANTS

During the six months ended June 30, 2008, no share purchase warrants were issued, exercised or cancelled.

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

In connection with the Liquidation, the accounting responsibilities for the operations of the PRC subsidiaries were transferred from the Company to a PRC accounting firm approved by the PRC regulatory authority. For the quarter ended June 30, 2007, the Company has been unable to obtain reports from this accounting firm and has not received a definitive opinion regarding the ultimate outcome of these liquidations; accordingly, the Company has reduced the carrying value of the net assets of the PRC subsidiaries to $1 at December 31, 2006 and continues to maintain that carrying value at June 30, 2008. Likewise, the Company has reflected operations ot the PRC subsidiaries for the quarter ended June 30, 2008 as discontinued operations.

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